Form 10-Q
period 1996-03-31
HEARTSTREAM INC/DE
filed 1996-05-14
CIK 1004313

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the quarterly period ended March 31, 1996.

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period from        to        .

                        COMMISSION FILE NUMBER: 0-27330

                               HEARTSTREAM, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                  91-1577477
(State or other jurisdiction     (I.R.S. Employer
             of               Identification Number)
      incorporation or
       organization)

                           2401 4TH AVENUE, SUITE 300
                               SEATTLE, WA 98121
          (Address of principal executive offices, including zip code)

                                 (206) 443-7630
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes / /        No /X/

At April 19, 1996, there were 11,405,638 shares of the Registrant's Common Stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               HEARTSTREAM, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Balance Sheets as of March 31, 1996 (Unaudited) and December 31, 1995......................            3
             Statements of Operations (Unaudited) for the three months ended March 31, 1996 and 1995....            4
             Statements of Cash Flows (Unaudited) for the three months ended March 31, 1996 and 1995....            5
             Notes to Financial Statements..............................................................            6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations......            8
PART II.     OTHER INFORMATION
Item 2.      Changes in Securities......................................................................           16
Item 6.      Exhibits and Reports on Form 8-K...........................................................           16
SIGNATURES..............................................................................................           17
INDEX TO EXHIBITS.......................................................................................           18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               HEARTSTREAM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                                    DECEMBER 31,
                                                                                                        1995
                                                                                   MARCH 31, 1996  --------------
                                                                                   --------------
                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents......................................................  $   21,344,871  $    5,970,768
  Securities available-for-sale..................................................      39,595,699       7,867,929
  Inventories....................................................................         913,423         602,462
  Prepaid expenses...............................................................         214,714         104,445
                                                                                   --------------  --------------
    Total current assets.........................................................      62,068,707      14,545,604
Property and equipment, net......................................................       1,986,886       1,965,984
Deferred offering costs..........................................................        --               301,806
Other assets.....................................................................          63,275          50,486
                                                                                   --------------  --------------
                                                                                   $   64,118,868  $   16,863,880
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $      781,626  $      523,649
  Accrued compensation and benefits..............................................         231,194         108,531
  Other accrued expenses.........................................................         268,655         245,636
  Current portion of long-term obligations.......................................         352,020         313,249
                                                                                   --------------  --------------
    Total current liabilities....................................................       1,633,495       1,191,065
Long-term obligations, less current portion......................................         505,866         618,741
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.001 par value
    Authorized shares --
     5,000,000 at March 31, 1996 and 6,264,000 at December 31, 1995
    Issued and outstanding shares --
     no shares at March 31, 1996 and 6,190,341 at December 31, 1995..............              --           6,190
  Common stock, $0.001 par value
    Authorized shares --
     30,000,000 at March 31, 1996 and 15,000,000 at December 31, 1995
    Issued and outstanding --
     11,401,724 at March 31, 1996 and 967,307 at December 31, 1995...............          11,402             967
  Additional paid-in-capital.....................................................      77,006,931      28,010,289
  Deficit accumulated during the development stage...............................     (14,898,734)    (12,757,351)
  Deferred compensation..........................................................        (140,092)       (206,021)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................      61,979,507      15,054,074
                                                                                   --------------  --------------
                                                                                   $   64,118,868  $   16,863,880
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            See accompanying notes.

                               HEARTSTREAM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            PERIOD FROM DECEMBER
                                                                                              8, 1992 (DATE OF
                                                             THREE MONTHS ENDED MARCH 31,     INCORPORATION) TO
                                                            ------------------------------        MARCH 31,
                                                                 1996            1995               1996
                                                            --------------  --------------  ---------------------
Operating expenses:
  Research and development................................  $    1,347,866  $    1,003,332     $    10,019,321
  General and administrative..............................         916,781         371,390           4,524,779
  Marketing...............................................         340,031         145,120           1,543,311
                                                            --------------  --------------  ---------------------
    Loss from operations..................................       2,604,678       1,519,842          16,087,411
Interest income...........................................         548,670          67,786           1,543,162
Interest expense..........................................         (34,884)        (29,586)           (290,264)
Other expense.............................................              --              --             (18,748)
                                                            --------------  --------------  ---------------------
Net loss..................................................  $   (2,090,892) $   (1,481,642)    $   (14,853,261)
                                                            --------------  --------------  ---------------------
                                                            --------------  --------------  ---------------------
Net loss per share, historical............................  $        (0.25) $        (0.55)
                                                            --------------  --------------
                                                            --------------  --------------
Shares used to calculate historical net loss per share....       8,525,522       2,708,332
                                                            --------------  --------------
                                                            --------------  --------------
Net loss per share, pro forma.............................  $        (0.21) $        (0.23)
                                                            --------------  --------------
                                                            --------------  --------------
Shares used to calculate pro forma net loss per share.....      10,159,074       6,559,415
                                                            --------------  --------------
                                                            --------------  --------------

                            See accompanying notes.

                               HEARTSTREAM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            PERIOD FROM DECEMBER
                                                                                              8, 1992 (DATE OF
                                                             THREE MONTHS ENDED MARCH 31,     INCORPORATION) TO
                                                            ------------------------------        MARCH 31,
                                                                 1996            1995               1996
                                                            --------------  --------------  ---------------------
Operating activities:
Net loss..................................................  $   (2,090,892) $   (1,481,642)    $   (14,853,261)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization...........................         166,311          74,781             878,733
  Amortization of deferred compensation...................          65,929              --             693,942
  (Accretion) of discounts and amortization of premiums on
   securities.............................................          16,918          (1,056)            (90,042)
  Loss on sale of assets..................................              --              --              18,748
  Changes in:
    Increase in inventories...............................        (310,961)             --            (913,423)
    Increase in prepaid expenses..........................        (110,269)         33,749            (214,714)
    Increase in other assets..............................         (12,789)        (17,249)            (63,275)
    Increase in accounts payable and accrued expenses.....         403,659         669,137           1,281,475
                                                            --------------  --------------  ---------------------
Net cash used in operating activities.....................      (1,872,094)       (722,280)        (13,261,817)
Investing activities:
Purchases of property and equipment.......................        (187,213)       (470,292)         (2,239,268)
Purchases of securities...................................     (34,297,669)             --         (50,453,620)
Sales of securities.......................................         500,000              --           2,000,000
Maturities of securities..................................       2,002,490       1,500,000           8,902,490
                                                            --------------  --------------  ---------------------
Net cash used in investing activities.....................     (31,982,392)      1,029,708         (41,790,398)
Financing activities:
Proceeds from investor notes..............................              --              --             530,000
Proceeds from financing agreements........................              --         197,436             629,354
Deferred offering costs...................................         301,806          85,344                  --
Principal payments on capitalized lease obligations.......         (74,104)        (41,819)           (416,567)
Issuance of common stock, net of issuance costs...........      49,000,887             375          49,042,897
Issuance of preferred stock, net of issuance costs........              --      18,030,460          26,611,402
                                                            --------------  --------------  ---------------------
Net cash provided by financing activities.................      49,228,589      18,271,796          76,397,086
                                                            --------------  --------------  ---------------------
Net increase in cash and cash equivalents.................      15,374,103      18,579,224          21,344,871
Cash and cash equivalents, beginning of period............       5,970,768       2,041,496                  --
                                                            --------------  --------------  ---------------------
Cash and cash equivalents, end of period..................  $   21,344,871  $   20,620,720     $    21,344,871
                                                            --------------  --------------  ---------------------
                                                            --------------  --------------  ---------------------

Noncash transactions and supplemental disclosures
Cash paid for interest....................................  $       34,884  $       29,586     $       290,264
                                                            --------------  --------------  ---------------------
                                                            --------------  --------------  ---------------------
Property and equipment acquired through capital lease
 agreements...............................................  $           --  $           --     $       645,099
                                                            --------------  --------------  ---------------------
                                                            --------------  --------------  ---------------------
Conversion of note payable to common stock................  $           --  $           --     $       530,000
                                                            --------------  --------------  ---------------------
                                                            --------------  --------------  ---------------------
Conversion of preferred stock to common stock.............  $        6,190  $     --           $         6,190
                                                            --------------  --------------  ---------------------
                                                            --------------  --------------  ---------------------
Deferred compensation on stock option grants..............  $           --  $           --     $       834,034
                                                            --------------  --------------  ---------------------
                                                            --------------  --------------  ---------------------

                            See accompanying notes.

                               HEARTSTREAM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared by Heartstream, Inc. ("Heartstream" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which include only normal and recurring items, necessary for fair presentation of the interim periods presented. The results for the three months ended March 31, 1996, may not necessarily be indicative of the results for the year ending December 31, 1996. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in its Registration Statement on Form S-1 (No. 33-99908) filed with the Securities and Exchange Commission.

2.  INITIAL PUBLIC OFFERING

    On February 5, 1996, the Company completed an initial public offering, selling 4,140,000 shares of common stock at $13 per share. In conjunction with the closing of this offering, the Company's Board of Directors approved an increase in the total number of authorized shares to 35,000,000, of which 30,000,000 are for common stock and 5,000,000 are for preferred stock. In addition, all of the Company's preferred stock converted to 6,190,341 shares of common stock.

3.  SECURITIES AVAILABLE-FOR-SALE

    Securities available-for-sale at March 31, 1996 consisted of the following:

                                                               GROSS          GROSS
                                                             UNREALIZED    UNREALIZED
                                                COST           GAINS         LOSSES       FAIR VALUE
                                           --------------  --------------  -----------  --------------
Government-backed securities.............  $   15,573,065  $     --        $   (24,422) $   15,548,643
Corporate debt obligations...............      24,068,106        --            (21,050)     24,047,056
                                           --------------  --------------  -----------  --------------
                                           $   39,641,171  $     --        $   (45,472) $   39,595,699
                                           --------------  --------------  -----------  --------------
                                           --------------  --------------  -----------  --------------

    Securities   available-for-sale  at  December  31,  1995  consisted  of  the following:

                                                                  GROSS         GROSS
                                                               UNREALIZED    UNREALIZED
                                                    COST          GAINS        LOSSES       FAIR VALUE
                                                -------------  -----------  -------------  -------------
Government-backed securities..................  $   1,005,559   $     892   $    --        $   1,006,451
Corporate debt obligations....................      6,857,352       4,126        --            6,861,478
                                                -------------  -----------  -------------  -------------
                                                $   7,862,911   $   5,018   $    --        $   7,867,929
                                                -------------  -----------  -------------  -------------
                                                -------------  -----------  -------------  -------------

    There  were   no  realized   gains  or   losses  on   sales  of   securities
available-for-sale for the periods ended March 31, 1996 or 1995. The maturities of securities available-for-sale at March 31, 1996 are as follows:

                                                                              COST         FAIR VALUE
                                                                         --------------  --------------
Due within one year....................................................  $   22,619,907  $   22,574,911
Due between one and two years..........................................       4,541,751       4,549,618
Due after ten years....................................................      12,479,513      12,471,170
                                                                         --------------  --------------
                                                                         $   39,641,171  $   39,595,699
                                                                         --------------  --------------
                                                                         --------------  --------------

                               HEARTSTREAM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS

4.  INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market and consist primarily of component parts to be used in the Company's product.

5.  NET LOSS PER SHARE

    Historical net loss per share is computed based on the weighted average number of shares of common shares outstanding and gives effect to the following adjustments: common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of a proposed initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method and the initial public price of $13 per share even though their inclusion would be antidilutive.

    The pro forma net loss per share is computed based on the historical net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance.

6.  LITIGATION

    In 1995, Physio-Control Corporation ("Physio-Control") filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with the development of the ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control, and the complaint includes related allegations that they breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages, and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. While the litigation is at a very early stage, the Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially cases such as this where complex technical issues may be decided by a lay jury. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Heartstream was founded in December 1992 and to date has engaged primarily in organizational, research and product development efforts and clinical trials. Heartstream has never generated any revenues and, accordingly, has experienced operating losses since its inception. As of March 31, 1996, the Company had an accumulated deficit of approximately $ 14.9 million. Heartstream expects to continue to incur operating losses at least through 1997. Further, Heartstream expects operating expenses and losses to increase as Heartstream completes development of its automatic external defibrillator, the ForeRunner, seeks regulatory clearance for its products, expands its sales and marketing efforts in contemplation of product introduction and market development, initiates new research and development projects, and increases administrative activities to support growth of the Company. The Company does not have experience in manufacturing, marketing or selling its products in commercial quantities and there can be no assurance that the Company's development efforts will result in a commercially available product, that the Company will be successful in introducing the ForeRunner, or that required regulatory approvals will be obtained in a timely manner, or at all. Further, there can be no assurance that the ForeRunner will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    In 1995, Physio-Control Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control, and the complaint includes related allegations that they breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or commercializing the ForeRunner, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. While the litigation is at a very early stage, the Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues may be decided by a lay jury. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

    Research and development expenses, which include clinical trial and regulatory submission expenses, for the three months ended March 31, 1996 were $1.3 million, an increase of $0.3 million from the same period of the prior year. The increase was due primarily to increased development staff and related personnel costs. Research and development expenses represent 52% of the loss from operations in the first quarter of 1996 and 66% of the loss from operations in the same period of 1995. The Company expects research and development expenses in the remainder of 1996 to increase slightly over 1995 expenditures as development of the ForeRunner is completed and new projects are undertaken.

    General and administrative expenses for the three months ended March 31, 1996 were $0.9 million, an increase of $0.5 million over the three months ended March 31, 1995. The increase was due to increased personnel and facilities costs and legal costs to support the Physio-Control litigation. General and administrative expenses are expected to increase in 1996 to support the ongoing litigation with Physio-Control, additional personnel and the increasing scope of business activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Marketing expenses totaled $0.3 million for the three months ended March 31, 1996 compared with $0.1 million for the three months ended March 31, 1995, primarily due to increased headcount and related personnel costs. Sales and marketing expenses are expected to increase significantly in 1996 with the hiring of direct sales personnel, establishment of domestic and international distribution channels, initiation of advertising and promotional campaigns, and other efforts directed toward launch of the ForeRunner. The Company expects that a substantial portion of such expenses shall be incurred in anticipation of regulatory clearances and product launch.

    Interest income on cash, cash equivalents and securities available-for-sale was $0.5 million for the three month period ended March 31, 1996 compared to $68,000 for the same period in 1995. The increase was primarily due to increased cash, cash equivalents and securities available-for-sale resulting from completion of the Company's initial public offering in February 1996.

INCOME TAXES

    The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception. At March 31, 1996, the Company had net operating loss carryforwards of approximately $13.5 million and research and development credit carryforwards of approximately $0.4 million, net of carryforwards expected to expire before their complete utilization. The operating loss carryforwards and research and development carryforwards begin to expire in the year 2008. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382, of the Internal Revenue Code of 1986, as amended. The Company's past sales of preferred and common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carryforwards. These limitations are expected to result in the expiration of approximately $0.5 million of net operating loss carryforwards and approximately $0.1 million research and development credit carryforwards before their complete utilization.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1996, the Company's cash, cash equivalents and securities available-for-sale were $60.9 million, compared to $13.8 million at December 31, 1995. On February 5, 1996, the Company completed an initial public offering of 4,140,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the offering were approximately $49 million.

    Cash used in operating activities increased from $0.7 million in the first quarter of 1995 to $1.9 million in the first quarter of 1996, reflecting increasing net losses from ongoing research and development and general growth in size and scale of operations as well as purchases of inventory for future production.

    The Company expects to continue to incur substantial expenses in support of research and development activities, growth of its sales and marketing organization and support for ongoing litigation and administrative activities. The Company believes that its existing cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations through 1997, although there can be no assurance that the Company will not require additional funding within two years. The Company's capital requirements may vary materially from those planned because of results of research and development programs, competitive and technological advances, FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

RISK FACTORS

    This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company was founded in December 1992 and to date has engaged primarily in organizational, research and product development efforts and clinical trials. The Company has never generated revenues and, as of March 31, 1996, the Company had an accumulated deficit of approximately $14.9 million. Heartstream expects to continue to incur operating losses at least through 1997. Futher, Heartstream expects operating expenses and losses to increase as Heartstream completes development of its automatic external defibrillator, the ForeRunner, seeks regulatory clearance for its products, expands its sales and marketing efforts in contemlation of product introduction and market development, initiates new research and development projects, and increases administrative activities to support growth of the Company. There can be no assurance that the Company's development efforts will result in a commercially available product, that the Company will be successful in introducing the ForeRunner, or that required regulatory approvals will be obtained in a timely manner, or at all. Further, the Company does not have experience in manufacturing, marketing or selling its products in commercial quantities. There can be no assurance that the ForeRunner will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    DEPENDENCE UPON FORERUNNER. The ForeRunner and its related accessories are currently the Company's only products. These products will require further development and regulatory approvals before they can be marketed in the United States or internationally. The Company has never sold any products, and there can be no assurance that the Company's development efforts will be successful or that the ForeRunner and its related accessories or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by regulatory authorities or successfully marketed. The Company expects that the ForeRunner and its related accessories, if commercialized, will account for substantially all of the
Company's   revenues  for  the  foreseeable  future.  Furthermore,  because  the
ForeRunner currently represents the Company's sole product focus, if the ForeRunner is not successfully commercialized, the Company's business, financial condition and results of operations could be materially adversely affected.

    LACK   OF  REGULATORY  APPROVALS.    The  design,  manufacturing,  labeling,
distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the ForeRunner and related accessories in the United States, the Company must obtain clearance or approval from the United States Food and Drug Administration ("FDA"). The Company intends to seek clearance to market the ForeRunner and its related accessories through a 510(k) premarket notification, which the Company submitted for filing in December 1995. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submission, and significant difficulties and costs may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies or require a more extensive regulatory submission known as a premarket approval application ("PMA"), causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its 510(k) clearance or PMA approval, any of which could limit the Company's ability to market the ForeRunner, particularly in the first responder market. Further, if a company wishes to modify a product after FDA clearance of a 510(k) premarket notification or approval of a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional clinical trials or data as a

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market the ForeRunner, could have a material adverse effect on the Company's business, financial condition and results of operations.

    In order for the Company to market the ForeRunner and its related accessories in Europe and certain other foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals, or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In order to obtain the right to affix the CE mark to the ForeRunner, the Company will need to obtain certification that its processes meet European quality standards. Failure to receive the right to affix the CE mark will prohibit the Company from selling the ForeRunner in member countries of the European Union, and there can be no assurance that the Company will be successful in meeting European quality standards or other certification requirements.

    CONTINUING GOVERNMENT REGULATION. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, the Company's manufacturing processes will be required to comply with Good Manufacturing Practices ("GMP") regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of certain of the Company's third party suppliers, are subject to periodic inspection by the FDA and other agencies. To date, the Company has not undergone such an inspection. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, any of which could have material adverse effect on the Company's business, financial condition and results of operations.

    Several states have enacted laws and regulations which govern the delivery of emergency medical services, including the use of external defibrillators. These laws and regulations in many cases currently restrict use of these devices to specified categories of trained personnel, mandate levels of operator training and, in some cases, require that certain features be incorporated into external defibrillators, including features such as an ECG strip chart printer which are not currently incorporated into the ForeRunner. Accordingly, market acceptance of the ForeRunner will be significantly dependent upon the Company's ability to convince state and local government bodies and medical directors of the safety and efficacy of the ForeRunner and its potential for widespread deployment. There can be no assurance that such restrictions on the use of AEDs will be eased or removed, which could have a material adverse effect on the Company's ability to market the ForeRunner.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    UNCERTAINTY OF MARKET ACCEPTANCE AND DEPENDENCE ON MARKET DEVELOPMENT. The Company's success is substantially dependent upon market acceptance of the ForeRunner. Currently, all commercially available AEDs utilize a monophasic waveform and utilize 200 to 360 Joules of energy in delivering their defibrillation therapy. Many of these AEDs have been marketed for several years, comply with the AHA recommended guideline for external defibrillation therapy and have been extensively used in the field. The current AHA recommended guideline for external defibrillation calls for an initial shock of 200 Joules, a second shock, if required, of 200-300 Joules, and a third shock, if required, of 200-360 Joules. The Company's ForeRunner AED utilizes a biphasic waveform delivered at energy levels lower than that specified in the AHA guideline. There can be no assurance that the AHA will ammend its recommended guideline to include the Company's lower energy biphasic waveform protocol. The failure of the ForeRunner's defibrillation protocol to be included in the AHA's recommended guideline in a timely fashion, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, individual elements of the ForeRunner have only been tested in a laboratory setting, and the complete, finished product has not been subjected to the rigors of field use. There can be no assurance that the ForeRunner will demonstrate effectiveness with less energy or that it will demonstrate benefits in ease of use, maintenance and safety or will achieve acceptance in its target markets.

    The Company's success is also substantially dependent upon market development and expansion. AEDs are currently marketed by a number of companies into the existing professional EMT market, the Company's initial target market. The Company's future success depends upon substantially increasing the number of AEDs sold into the professional EMT market segment, as well as the emerging first responder market. Development of the first responder market will depend in large part on the Company's ability to demonstrate to physicians and potential customers the benefits, safety, efficacy and cost-effectiveness of widespread use of its AED by responders who are less trained than EMTs. There can be no assurance that the ForeRunner will gain market acceptance or that market demand for the ForeRunner will be sufficient to allow profitable operations.

    COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. The domestic and international markets for external defibrillators are highly competitive, and most of the Company's competitors have substantial installed bases of products and significantly greater financial, technical, research and development, and marketing and sales resources than the Company. Accordingly, the Company's competitors may be able to bring new product offerings to market quickly and may be able to increase sales of their products by leveraging their installed bases and established distribution channels. The Company believes that its primary competitors are companies that currently market AEDs into the professional EMT segment of the market. This market segment is dominated by Physio-Control International Corporation and Laerdal Medical, Inc. Other competitors that sell products into this market segment include Marquette Electronics, Inc., SurVivaLink Corporation and Zoll Medical, Inc. The Company believes that the principal competitive factors for AEDs in the professional EMT and first responder market segments are maintenance and training requirements, ease of use, safety and reliability, cost-effectiveness and size. There can be no assurance that the Company's products will compete favorably with respect to these competitive factors. In addition, a number of companies may be engaged in the development of approaches for the treatment of sudden cardiac arrest other than those utilized by the Company. There can be no assurance that superior defibrillation technologies will not be developed by these competitors or others, or that alternative therapies or approaches, including pharmaceutical or other alternatives, will not render the Company's technology or products under development obsolete or noncompetitive, which would have material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has no commercial sales and only has a small sales and marketing organization. In the United States, the Company intends to sell its products primarily through a direct sales force and through distributors. The

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company expects to expand its sales and marketing organization substantially beginning in 1996. In international markets, the Company intends to sell its products primarily through distributors. There can be no assurance that the Company will be able to build a direct sales force or marketing organization, that establishing a direct sales force or marketing organization will be cost-effective, or that the Company's sales and marketing efforts will be successful. In addition, the Company has only had discussions with a limited number of domestic and international distributors and, to date, has only entered into agreements with two international distributors covering a limited number of European countries. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company expects that the initial purchasers of its products will be composed of state and local governments and medical service providers under contract to such entities, and that sales of the ForeRunner may be characterized by long sales cycles.

    DEPENDENCE UPON PATENTS AND PROPRIETARY TECHNOLOGY; RELATED LITIGATION. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. However, no assurance can be given that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses can be obtained on commercially reasonable terms, or at all. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, financial condition and results of operations regardless of the outcome of such litigation.

    The medical device market has been characterized by extensive litigation regarding patents, trade secrets and other intellectual property rights. On November 13, 1995, Physio-Control Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with the development of the ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control, and the complaint includes related allegations that they breached propriety information agreements with Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or commercializing the ForeRunner, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. While the litigation is at a very early stage, the Company has conducted a review of its technology in light of the

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

    While the Company generally enters into confidentiality agreements with its employees and consultants, there can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

    LIMITED MANUFACTURING EXPERIENCE. To date, the Company's manufacturing activities have consisted only of manufacturing investigational devices for use in clinical trials and prototype devices. As a result, the Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company may encounter difficulties in scaling up production of ForeRunner devices, including problems involving quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities are subject to GMP regulations, international quality standards and other regulatory requirements. Failure by the Company to maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements may entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY. The Company expects to manufacture its products based on forecasted product orders, and intends to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend upon factors such as the specific supplier, contract terms and demand for a component at a given time. In addition, certain components used in the Company's products, such as flash memory chips and other electronic components, have long lead times and have been in short supply. The Company has acquired an inventory of flash memory chips and certain other components in anticipation of possible shortages, and may continue this practice for these or other components in the future. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. In addition, the Company purchases some key components, such as the main energy storage capacitor and the LCD display screen used in the ForeRunner, from sole source suppliers. For certain components, including the ForeRunner's batteries and microprocessors, there are relatively few sources of supply. There can be no assurance that establishment of additional or replacement suppliers for these components can be accomplished quickly, or at all. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's ability to manufacture its products and therefore on its business, financial condition and results of operations.

    DEPENDENCE UPON KEY PERSONNEL. The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical and managerial personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified scientific, technical and managerial personnel in the future, including key sales and marketing personnel. The

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, many employees of the Company, including a number of its key scientific, technical and managerial personnel, are subject to the terms of confidentiality agreements with respect to proprietary information of their former employers. The failure of these employees to comply with the terms of their agreements with, or other obligations to, such former employers could result in assertion of claims against the Company and such employees, which, if successful, could restrict their role with the Company and have a material adverse effect on the Company's business, financial condition and results of operations.

                                    PART II.
                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    Upon the closing of the Company's initial public offering in February 1996, all outstanding shares of preferred stock were automatically converted into 6,190,341 shares of common stock. Following such closing, the Company filed a Restated Certificate of Incorporation with the Delaware Secretary of State which eliminated the previously authorized preferred stock, authorized 5,000,000 shares of undesignated preferred stock and increased the authorized common stock to 30,000,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)            3.1+   Restated Certificate of Incorporation of Registrant, as in effect prior to initial public offering.
               3.2+   Restated Certificate of Incorporation, as currently in effect.
               3.3+   Bylaws.
               4.1+   Specimen Common Stock Certificate.
              10.1+   Form of Indemnification Agreement between the Company and each of its directors and officers.
              10.2+   1993 Employee and Consultant Stock Plan and form of Stock Option
                       Agreement thereunder.
              10.3+   1995 Director Option Plan and form of Stock Option Agreement thereunder.
              10.4+   1995 Employee Stock Purchase Plan and forms of agreements thereunder.
              10.5+   Lease dated May 25, 1994 between the Registrant and Martin Selig.
              10.6+   Restated Investors Rights Agreement dated March 16, 1995 between the
                       Registrant and certain holders of the Registrant's securities.
              10.7+   Agreement dated August 3, 1995 between the Registrant and Oki
                       Semiconductor.
              10.8+0  International Distributor Agreement (undated) between the Registrant and Schiller AG.
              10.9+   Employment Agreement dated November 8, 1993 between the Registrant and Alan J. Levy.
             10.10+0  International Distributor Agreement dated January 1996 between the
                       Registrant and Nellcor Puritan-Bennett Europe B.V.
              11.1    Calculation of earnings per share.
              27      Financial Data Schedules.

- ------------------------
+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908).

0   Confidential treatment requested.

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEARTSTREAM, INC.
                                          (Registrant)

Date       May 14, 1996                             /s/ Gary Onn
           --------------------------------------   -------------------------------------------
                                                    Gary Onn
                                                    Director of Finance and Administration
                                                    (Principal Financial and Accounting Officer)

Date       May 14, 1996                             /s/ Alan Levy
           --------------------------------------   -------------------------------------------
                                                    Alan Levy
                                                    President and Chief Executive Officer and
                                                    Director
                                                    (Principal Executive Officer)

                               HEARTSTREAM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                               INDEX TO EXHIBITS

EXHIBIT NO.
- -----------
   3.1+      Restated Certificate of Incorporation of Registrant, as in effect prior to initial public offering.
   3.2+      Restated Certificate of Incorporation, as currently in effect.
   3.3+      Bylaws.
   4.1+      Specimen Common Stock Certificate.
  10.1+      Form of Indemnification Agreement between the Company and each of its directors and officers.
  10.2+      1993 Employee and Consultant Stock Plan and form of Stock Option Agreement thereunder.
  10.3+      1995 Director Option Plan and form of Stock Option Agreement thereunder.
  10.4+      1995 Employee Stock Purchase Plan and forms of agreements thereunder.
  10.5+      Lease dated May 25, 1994 between the Registrant and Martin Selig.
  10.6+      Restated Investors Rights Agreement dated March 16, 1995 between the Registrant and certain holders of the Registrant's securities.
  10.7+      Agreement dated August 3, 1995 between the Registrant and Oki Semiconductor.
  10.8+0     International Distributor Agreement (undated) between the Registrant and Schiller AG.
  10.9+      Employment Agreement dated November 8, 1993 between the Registrant and Alan J. Levy.
  10.10+0    International Distributor Agreement dated January 1996 between the Registrant and Nellcor
              Puritan-Bennett Europe B.V.
  11.1       Calculation of earnings per share.
  27         Financial Data Schedules.

- ------------------------
+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908).

0   Confidential treatment requested.