Form 10-Q
period 1996-06-30
HEARTSTREAM INC/DE
filed 1996-08-13
CIK 1004313

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

 (Mark One)

  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ----Act of 1934
    For the quarterly period ended June 30, 1996.

                                          or

    Transition report pursuant to Section 13 or 15(d) of the Securities
- ----Exchange Act of 1934
    For the transition period from __________________ to ________________.


                           COMMISSION FILE NUMBER: 0-27330

                                  HEARTSTREAM, INC.
                (Exact name of registrant as specified in its charter)

    DELAWARE                                         91-1577477
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification Number)


                             2401 4TH AVENUE, SUITE 300
                                  SEATTLE, WA  98121
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

                                 Yes     X   No
                                     ---        ---


At July 31, 1996, there were 11,524,251 shares of the Registrant's Common Stock outstanding.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                            QUARTERLY REPORT ON FORM 10-Q

                                        INDEX


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1996 (Unaudited)
             and December 31, 1995 . . . . . . . . . . . . . . . . . .        3

           Statements of Operations (Unaudited) for the
             three and six months ended June 30, 1996 and 1995 . . . .        4

           Statements of Cash Flows (Unaudited) for the six
             months ended June 30, 1996 and 1995 . . . . . . . . . . .        5

           Notes to Financial Statements . . . . . . . . . . . . . . .        6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . .        9

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders . . . .       18

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .       19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .       21

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS


                      ASSETS
                                                                June 30,         December 31,
                                                                  1996               1995
                                                             --------------      --------------
                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                 $   4,370,934       $   5,970,768
   Securities available-for-sale                                53,475,661           7,867,929
   Inventories                                                   1,024,816             602,462
   Prepaid expenses                                                300,431             104,445
                                                             -------------       -------------
       Total current assets                                     59,171,842          14,545,604
Property and equipment, net                                      2,127,199           1,965,984
Deferred offering costs                                                  -             301,806
Other assets                                                       137,381              50,486
                                                             -------------       -------------
                                                             $  61,436,422       $  16,863,880
                                                             -------------       -------------
                                                             -------------       -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $     925,966       $     523,649
   Accrued compensation and benefits                               320,683             108,531
   Other accrued expenses                                          136,117             245,636
   Current portion of long-term obligations                        360,188             313,249
                                                             -------------       -------------
       Total current liabilities                                 1,742,954           1,191,065
Long-term obligations, less current portion                        420,730             618,741
Commitments and contingencies
Stockholders' equity:
   Convertible preferred stock, $0.001 par value
       Authorized shares -
           5,000,000 at June 30, 1996 and 6,264,000 at
           December 31, 1995
       Issued and outstanding shares -
           no shares at June 30, 1996 and 6,190,341 at
           December 31, 1995                                             -               6,190
   Common stock, $0.001 par value
       Authorized shares -
           30,000,000 at June 30, 1996 and 15,000,000 at
           December 31, 1995
       Issued and outstanding -
           11,524,251 at June 30, 1996 and 967,307 at
           December 31, 1995                                        11,524                 967
   Additional paid-in-capital                                   77,029,451          28,010,289
   Deficit accumulated during the development stage            (17,674,043)        (12,757,351)
   Deferred compensation                                           (94,194)           (206,021)
                                                             -------------       -------------
       Total stockholders' equity                               59,272,738          15,054,074
                                                             -------------       -------------
                                                             $  61,436,422       $  16,863,880
                                                             -------------       -------------
                                                             -------------       -------------


                               SEE ACCOMPANYING NOTES.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                                                                              Period from
                                                                                             December 8, 1992
                                          Three Months                Six Months               (Date of
                                         Ended June 30,              Ended June 30,           Incorporation)
                                 ----------------------------  ----------------------------     to June 30,
                                       1996           1995           1996           1995          1996
                                 -------------  -------------  -------------  -------------  -----------------
Operating expenses:
 Research and development. . .   $  1,612,801   $  1,152,799   $  2,960,667   $  2,156,131      $  11,632,122
 General and administrative. .      1,270,378        422,190      2,187,159        793,580          5,795,157
 Marketing . . . . . . . . . .        642,766        149,779        982,797        294,899          2,186,077
                                 -------------  -------------  -------------  -------------     --------------
    Loss from operations . . .     (3,525,945)    (1,724,768)    (6,130,623)    (3,244,610)       (19,613,356)
Interest income. . . . . . . .        778,254        276,694      1,326,924        344,480          2,321,416
Interest expense . . . . . . .        (31,938)       (33,962)       (66,822)       (63,548)          (322,202)
Other expense. . . . . . . . .              -              -              -              -            (18,748)
                                 -------------  -------------  -------------  -------------     --------------
Net loss . . . . . . . . . . .   $ (2,779,629)  $ (1,482,036)  $ (4,870,521)  $ (2,963,678)     $ (17,632,890)
                                 -------------  -------------  -------------  -------------     --------------
                                 -------------  -------------  -------------  -------------     --------------



Net loss per share, historical   $      (0.24)  $      (0.55)  $      (0.49)  $      (1.09)
                                 -------------  -------------  -------------  -------------
                                 -------------  -------------  -------------  -------------
Shares used to calculate
 historical net loss per share     11,427,645      2,708,523      9,976,584      2,708,428
                                 -------------  -------------  -------------  -------------
                                 -------------  -------------  -------------  -------------



Net loss per share, pro forma    $      (0.24)  $      (0.19)  $      (0.45)  $      (0.42)
                                 -------------  -------------  -------------  -------------
                                 -------------  -------------  -------------  -------------
Shares used to calculate
 pro forma net loss per share      11,427,645      7,663,630     10,793,360      7,111,523
                                 -------------  -------------  -------------  -------------
                                 -------------  -------------  -------------  -------------




                               SEE ACCOMPANYING NOTES.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                                                         Period from
                                                                                                       December 8, 1992
                                                                                                          (Date of
                                                                            Six Months Ended June 30,   Incorporation)
                                                                       -----------------------------     to June 30,
                                                                             1996            1995            1996
                                                                       -------------   -------------   ------------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (4,870,521)  $  (2,963,678)      $(17,632,890)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization . . . . . . . . . . . . . . . . . .           347,040         185,138          1,059,462
 Amortization of deferred compensation . . . . . . . . . . . . . .           111,827               -            739,840
 Amortization of premiums and (accretion) of
   discounts on securities . . . . . . . . . . . . . . . . . . . .           106,778          (1,056)              (182)
Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . .                 -               -             18,748
Changes in:
 Increase in inventories . . . . . . . . . . . . . . . . . . . . .          (422,354)              -         (1,024,816)
 Increase in prepaid expenses. . . . . . . . . . . . . . . . . . .          (195,986)        (31,374)          (300,431)
 Increase in other assets. . . . . . . . . . . . . . . . . . . . .           (86,895)        (54,076)          (137,381)
 Increase in accounts payable and accrued expenses . . . . . . . .           504,950         120,379          1,382,766
                                                                       -------------   -------------       ------------
Net cash used in operating activities. . . . . . . . . . . . . . .        (4,505,161)     (2,744,667)       (15,894,884)

INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . . . . . . . . . . .          (508,255)       (837,238)        (2,560,310)
Purchase of securities . . . . . . . . . . . . . . . . . . . . . .       (52,470,841)              -        (68,626,792)
Sales of securities. . . . . . . . . . . . . . . . . . . . . . . .         2,700,000               -          4,200,000
Maturities of securities . . . . . . . . . . . . . . . . . . . . .         4,010,160       1,500,000         10,910,160
                                                                       -------------   -------------       ------------
Net cash (used in)/provided by investing activities. . . . . . . .       (46,268,936)        662,762        (56,076,942)

FINANCING ACTIVITIES:
Proceeds from investor notes . . . . . . . . . . . . . . . . . . .                 -               -            530,000
Proceeds from financing agreements . . . . . . . . . . . . . . . .                 -         457,185            629,354
Deferred offering costs. . . . . . . . . . . . . . . . . . . . . .           301,806          85,344                  -
Principal payments on capitalized lease obligations. . . . . . . .          (151,072)       (101,322)          (493,535)
Issuance of common stock, net of issuance costs. . . . . . . . . .        49,023,529           5,099         49,065,539
Issuance of preferred stock, net of issuance costs . . . . . . . .                 -      18,030,460         26,611,402
                                                                       -------------   -------------       ------------
Net cash provided by financing activities. . . . . . . . . . . . .        49,174,263      18,476,766         76,342,760
                                                                       -------------   -------------       ------------

Net (decrease)/increase in cash and cash equivalents . . . . . . .        (1,599,834)     16,394,861          4,370,934
Cash and cash equivalents, beginning of period . . . . . . . . . .         5,970,768       2,041,496                  -
                                                                       -------------   -------------       ------------
Cash and cash equivalents, end of period . . . . . . . . . . . . .     $   4,370,934   $  18,436,357      $   4,370,934
                                                                       -------------   -------------       ------------
                                                                       -------------   -------------       ------------

NONCASH TRANSACTION AND SUPPLEMENTAL DISCLOSURES:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . .     $      66,822   $      63,548      $     322,202
                                                                       -------------   -------------       ------------
                                                                       -------------   -------------       ------------
Property and equipment acquired through capital
 lease agreements. . . . . . . . . . . . . . . . . . . . . . . . .     $           -   $           -      $     645,099
                                                                       -------------   -------------       ------------
                                                                       -------------   -------------       ------------
Conversion of note payable to common stock . . . . . . . . . . . .     $           -   $           -      $     530,000
                                                                       -------------   -------------       ------------
                                                                       -------------   -------------       ------------
Conversion of preferred stock to common stock. . . . . . . . . . .     $       6,190   $           -      $       6,190
                                                                       -------------   -------------       ------------
                                                                       -------------   -------------       ------------
Deferred compensation on stock option grants . . . . . . . . . . .     $           -   $           -      $     834,034
                                                                       -------------   -------------       ------------
                                                                       -------------   -------------       ------------


                               SEE ACCOMPANYING NOTES.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by Heartstream, Inc. ("Heartstream" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which include only normal and recurring items, necessary for fair presentation of the interim periods presented. The results for the six months ended June 30, 1996, may not necessarily be indicative of the results for the year ending December 31, 1996. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in its Registration Statement on Form S-1 (No. 33-99908) filed with the Securities and Exchange Commission.

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

3.  SECURITIES AVAILABLE-FOR-SALE

    Securities available-for-sale at June 30, 1996 consist of the following:


                                                          Unrealized      Unrealized         Fair
                                             Cost           Gains           Losses           Value
                                        --------------  --------------  -------------   --------------
       Government-backed securities     $   13,631,364  $            -  $     (14,330)  $   13,617,034
       Corporate debt obligations           39,885,450               -        (26,823)      39,858,627
                                        --------------  --------------  -------------   --------------
                                        $   53,516,814  $            -  $     (41,153)  $   53,475,661
                                        --------------  --------------  -------------   --------------
                                        --------------  --------------  -------------   --------------


    Securities available-for-sale at December 31, 1995 consisted of the following:


                                                            Gross           Gross
                                                          Unrealized      Unrealized         Fair
                                             Cost           Gains           Losses           Value
                                        --------------  --------------  --------------  --------------
       Government-backed securities     $    1,005,559  $          892  $            -  $    1,006,451
       Corporate debt obligations            6,857,352           4,126               -       6,861,478
                                        --------------  --------------  --------------  --------------
                                        $    7,862,911  $        5,018  $            -  $    7,867,929
                                        --------------  --------------  --------------  --------------
                                        --------------  --------------  --------------  --------------


                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


         There were no realized gains or losses on sales of securities available-for-sale for the periods ended June 30, 1996 or 1995. The maturities of securities available-for-sale at June 30, 1996 are as follows:

                                                                 Fair
                                                 Cost            Value
                                            --------------  --------------
    Due within one year                     $   34,663,531  $   34,612,318
    Due between one and two years               14,308,236      14,308,328
    Due after ten years                          4,545,047       4,555,015
                                            --------------  --------------
                                            $   53,516,814  $   53,475,661
                                            --------------  --------------
                                            --------------  --------------
4.  INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out) or market and consist primarily of component parts to be used in the Company's product.

5.  NET LOSS PER SHARE

         Historical net loss per share is computed based on the weighted average number of shares of common shares outstanding and gives effect to the following adjustments: common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method and the initial public price of $13 per share even though their inclusion would be antidilutive.

         The pro forma net loss per share is computed based on the historical net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

       Heartstream was founded in December 1992 and to date has engaged primarily in organizational, research and product development efforts and clinical trials. Heartstream has never generated any revenues and, accordingly, has experienced operating losses since its inception. As of June 30, 1996, the Company had an accumulated deficit of approximately $17.7 million. Heartstream expects to continue to incur operating losses at least through 1997. Further, Heartstream expects operating expenses and losses to increase as it completes development of its automatic external defibrillator, the ForeRunner, seeks regulatory clearance for its products, expands its sales and marketing efforts in contemplation of product introduction and market development, initiates new research and development projects, and increases administrative activities to support growth of the Company.

       The Company received its CE mark under the European Medical Device Directives Annex II process in May 1996, allowing it to market the ForeRunner defibrillator and its accessories in the 18 countries of the European Economic Area. However, the Company does not have experience in manufacturing, marketing or selling its products in commercial quantities and there can be no assurance that the Company's development efforts will result in a commercially available product, or that it will be successful in introducing the ForeRunner. Further, there can be no assurance that required regulatory approvals in other jurisdictions will be obtained in a timely manner, or at all, or that the ForeRunner defibrillator will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

       The following paragraph contains forward-looking statements concerning the Company's expectations regarding receipt of regulatory approval to market the ForeRunner and its related accessories in the United States. In December 1995, the Company filed a 510(k) premarket notification with the U.S. Food and Drug Administration ("FDA") in order to seek clearance from the FDA to market the ForeRunner and its related accessories in the United States. Since this time and as part of the regulatory clearance process, the Company has had a number of discussions with the FDA and provided additional information to the FDA. In addition, the Company is undergoing a Good Manufacturing Practices ("GMP") inspection of its facilities. Based on its interactions and activities to date, the Company believes that the FDA may clear its premarket notification submission by the end of 1996. However, the actual timing and circumstances regarding regulatory clearance may differ materially from those anticipated by the Company for a variety of factors, including the results of the Company's GMP inspection, possible requests by the FDA for additional information, timing and work flow at the FDA, and other factors set forth below under "Risk Factors - Lack of Regulatory Approvals" and "-Continuing Government Regulation."

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

RESULTS OF OPERATIONS

       Research and development expenses, which include clinical trial, regulatory submission, and patent legal expenses, for the three months ended June 30, 1996 were $1.6 million, an increase of $0.5 million from the prior year. The increase was due primarily to the increased size of the development team, which is currently focused on the final validation and qualification efforts on the ForeRunner defibrillator, and related personnel costs. Research and development expenses represent 46% of the loss from operations in the second quarter of 1996 and 67% of the loss from operations in the same period of 1995. Research and development expenses for the six months ended June 30, 1996 were $3.0 million, compared to $2.2 million for the six months ended June 30, 1995. The Company expects research and development expenses in the remainder of 1996 to increase slightly over 1995 expenditures as development of the ForeRunner is completed, new projects are undertaken and patent filing activities increase.

       General and administrative expenses for the three months ended June 30, 1996 were $1.3 million, an increase of $0.8 million over the three months ended June 30, 1995. The increase was due to increased personnel and facilities costs and legal costs to support the Physio-Control litigation. General and administrative expenses were $2.2 million for the six months ended June 30, 1996, compared to $0.8 million in the same six month period of the prior year. General and administrative expenses are expected to increase in 1996 to support the ongoing litigation with Physio-Control, the addition of personnel and the increasing scope of business activities.

       Marketing expenses totaled $0.6 million for the three months ended June 30, 1996 compared with $0.1 million for the three months ended June 30, 1995, primarily due to increased headcount and promotional activities. Marketing expenses were $1.0 million for the six months ended June 30, 1996, compared to $0.3 million for the six months ended June 30, 1995. Sales and marketing expenses are expected to increase significantly in 1996 with the hiring of additional direct sales personnel, establishment of domestic and international distribution channels, continued advertising and promotional campaigns, and other efforts directed toward launch of the ForeRunner defibrillator.

       Interest income on cash, cash equivalents and securities available-for-sale was $0.8 million for the three month period ended June 30, 1996 compared to $0.3 million for the same period in 1995. Interest income for the six months ended June 30, 1996 was $1.3 million, compared to $0.3 million in the six months ended June 30, 1995. The increase was primarily due to increased cash, cash equivalents and securities available-for-sale resulting from the completion of the Company's initial public offering in February 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME TAXES

       The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception. At June 30, 1996, the Company had net operating loss carryforwards of approximately $16.4 million and research and development credit carryforwards of approximately $0.4 million, net of carryforwards expected to expire before their complete utilization. The operating loss carryforwards and research and development carryforwards begin to expire in the year 2008. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382, of the Internal Revenue Code of 1986, as amended. The Company's past sales of preferred and common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carryforwards. These limitations are expected to result in the expiration of approximately $0.5 million of net operating loss carryforwards and approximately $0.1 million research and development credit carryforwards before their complete utilization.

LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1996, the Company's cash, cash equivalents and securities available-for-sale were $57.8 million, compared to $13.8 million at December 31, 1995. On February 5, 1996, the Company completed an initial public offering of 4,140,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the offering were approximately $49 million.

       Cash used in operating activities increased from $2.7 million for the six months ended June 30, 1995 to $4.5 million in the six months ended June 30, 1996, reflecting increasing net losses from ongoing research and development and general growth in size and scale of operations as well as purchases of inventory for future production.

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


June 30, 1996, the Company had an accumulated deficit of approximately $17.7 million. Heartstream expects to continue to incur operating losses at least through 1997. Further, Heartstream expects operating expenses and losses to increase as it completes development of its automatic external defibrillator, the ForeRunner, seeks regulatory clearance for its products, expands its sales and marketing efforts in contemplation of product introduction and market development, initiates new research and development projects, and increases administrative activities to support growth of the Company. There can be no assurance that the Company's development efforts will result in a commercially available product, that the Company will be successful in introducing the ForeRunner, or that required regulatory approvals will be obtained in a timely manner, or at all. Further, the Company does not have experience in manufacturing, marketing or selling its products in commercial quantities. There can be no assurance that the ForeRunner will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

       DEPENDENCE UPON FORERUNNER. The ForeRunner and its related accessories are currently the Company's only products. These products will require further development and regulatory approvals before they can be marketed in the United States or internationally. The Company has never sold any products, and there can be no assurance that the Company's development efforts will be successful or that the ForeRunner and its related accessories or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by regulatory authorities or successfully marketed. The Company expects that the ForeRunner and its related accessories, if commercialized, will account for substantially all of the Company's revenues for the foreseeable future. Furthermore, because the ForeRunner currently represents the Company's sole product focus, if the ForeRunner is not successfully commercialized, the Company's business, financial condition and results of operation could be materially adversely affected.

       LACK OF REGULATORY APPROVALS. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining required regulatory approvals is lengthy, expensive and uncertain. In order for the Company to market the ForeRunner and related accessories in the United States, the Company must obtain clearance or approval from the United States FDA. The Company is seeking clearance to market the ForeRunner and its related accessories through a 510(k) premarket notification, which the Company submitted for filing in December 1995. There can be no assurance that the FDA will act favorably or quickly on the Company's 510(k) submission, and significant difficulties and cost may be encountered by the Company in its efforts to obtain FDA clearance that could delay or preclude the Company from selling its products in the United States. Furthermore, there can be no assurance that the FDA will not request additional data, require that the Company conduct further clinical studies or require a more extensive regulatory submission known as a premarket approval application ("PMA"), causing the Company to incur substantial cost and delay. In addition, there can be no assurance that the FDA will not impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of its 501(k) clearance or PMA approval, any of which could limit the Company's ability to market the ForeRunner, particularly in the first responder market. Further, if a company wishes to modify a product after FDA clearance of a 510(k) premarket notification of approval or a PMA, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Failure to receive or delay in receipt of FDA clearances or approvals, including the need

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit the ability of the Company to market the ForeRunner, could have a material adverse effect on the Company's business, financial condition and results of operations.

       The Company received its CE mark under the European Medical Device Directives Annex II process in May 1996, allowing it to market the ForeRunner defibrillator and its accessories in the 18 countries of the European Economic Area. However, in order for the Company to market the ForeRunner and its related accessories in certain foreign jurisdictions, the Company and its distributors and agents must obtain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals, or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

       CONTINUING GOVERNMENT REGULATION. Regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, the Company's manufacturing processes will be required to comply with the GMP regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of certain of the Company's third party suppliers, are subject to periodic inspection by the FDA and other agencies. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, any of which could have material adverse effect on the Company's business, financial condition and results of operations.

       Several states have enacted laws and regulations which govern the delivery of emergency medical services, including the use of external defibrillators. These laws and regulations in many cases currently restrict use of these devices to specified categories of trained personnel, mandate levels of operator training and, in some cases, require that certain features be incorporated into external defibrillators, including features such as an ECG strip chart printer which are not currently incorporated into the ForeRunner. Accordingly, market acceptance of the ForeRunner will be significantly dependent upon the Company's ability to convince state and local government bodies and medical directors of the safety and efficacy of the ForeRunner and its potential for widespread deployment. There can be no assurance that such restrictions on the use of automatic external defibrillators ("AEDs") will be eased or removed, which could have a material adverse effect on the Company's ability to market the ForeRunner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       UNCERTAINTY OF MARKET ACCEPTANCE AND DEPENDENCE ON MARKET DEVELOPMENT. The Company's success is substantially dependent upon market acceptance of the ForeRunner. Currently, all commercially available AEDs utilize a monophasic waveform and utilize 200 to 360 Joules of energy in delivering their defibrillation therapy. Many of these AEDs have been marketed for several years, comply with the American Heart Association ("AHA") recommended guideline for external defibrillation therapy and have been extensively used in this field. The current AHA recommended guideline for external defibrillation calls for an initial shock of 200 Joules, a second shock, if required, of 200-300 Joules, and a third shock, if required, of 200-360 Joules. The Company's ForeRunner AED utilizes a biphasic waveform delivered at energy levels lower than that specified in the AHA guideline. There can be no assurance that the AHA will amend its recommended guideline to include the Company's lower energy biphasic waveform protocol. The failure of the ForeRunner's defibrillation protocol to be included in the AHA's recommended guideline in a timely fashion, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, individual elements of the ForeRunner have only been tested in a laboratory setting, and the complete, finished product has not been subjected to the rigors of field use. There can be no assurance the ForeRunner will demonstrate acceptable effectiveness or that it will demonstrate benefits in ease of use, maintenance and safety or will achieve acceptance in its target markets.

       The Company's success is also substantially dependent upon market development and expansion. AEDs are currently marketed by a number of companies into the existing professional emergency medical technician ("EMT") market, the Company's initial target market. The Company's future success depends upon substantially increasing the number of AEDs sold into the professional EMT market segment, as well as the emerging first responder market. Development of the first responder market will depend in large part on the Company's ability to demonstrate to physicians and potential customers the benefits, safety, efficacy and cost-effectiveness of widespread use of its AED by responders who are less trained than EMTs. There can be no assurance that the ForeRunner will gain market acceptance or that market demand for the ForeRunner will be sufficient to allow profitable operations.

       COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. The domestic and international markets for external defibrillators are highly competitive, and most of the Company's competitors have substantial installed bases of products and significantly greater financial, technical, research and development, and marketing or sales resources than the Company. Accordingly, the Company's competitors may be able to bring new product offerings to market quickly and may be able to increase sales of their products by leveraging their installed bases and established distribution channels. The Company believes that its primary competitors are companies that currently market AEDs into the professional EMT segment of the market. This market segment is dominated by Laerdal Medical, Inc. ("Laerdal") and Physio-Control. Other competitors that sell products into this market segment include Marquette Electronics, Inc., SurVivaLink Corporation ("SurVivaLink") and Zoll Medical, Inc. Laerdal, Physio-Control and SurVivaLink have either introduced or announced plans to introduce new AEDs that appear to be targeted at markets similar to those targeted by the ForeRunner defibrillator. The Company believes that the principal competitive factors for AEDs in the professional EMT and first responder market segments are maintenance and training requirements, ease of use, safety and reliability, cost-effectiveness and size. There can be no assurance that the Company's products will compete favorably with the products offered by its competitors with respect to these factors. In addition, a number of companies may be engaged in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

       LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company currently has no commercial sales and has a small sales and marketing organization. In the United States, the Company intends to sell its products primarily through a direct sales force and through distributors. In international markets, the Company intends to sell its products primarily through distributors. There can be no assurance that the sales and marketing organization will be cost-effective, or that the Company's sales and marketing efforts will be successful. In addition, the Company has only had discussions with a limited number of domestic and international distributors and, to date, has entered into agreements with two international distributors covering a limited number of European countries. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company expects that the initial purchasers of its products will be composed of state and local governments and medical service provided under contract to such entities, and that sales of the ForeRunner may be characterized by long sales cycles.

       DEPENDENCE UPON PATENTS AND PROPRIETARY TECHNOLOGY; RELATED LITIGATION. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. However, no assurance can be given that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that the third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses can be obtained on commercially reasonable terms, or at all. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, financial condition and results of operations regardless of the outcome of such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       The medical device market has been characterized by extensive litigation regarding patents, trade secrets and other intellectual property rights. On November 13, 1995, Physio-Control filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with the development of the ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control, and the complaint includes related allegations that they breached propriety information agreements with Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or commercializing the ForeRunner, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

       While the Company generally enters into confidentiality agreements with its employees and consultants, there can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

       LIMITED MANUFACTURING EXPERIENCE. To date, the Company has only manufactured limited quantities of devices. As a result, the Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company may encounter difficulties in scaling up production of ForeRunner devices, including problems involving quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities are subject to GMP regulations, international quality standards and other regulatory requirements. Failure by the Company to maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements may entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       DEPENDENCE UPON KEY PERSONNEL. The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical and managerial personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified personnel in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, many employees of the Company, including a number of its key scientific, technical and managerial personnel, are subject to the terms of confidentiality agreements with respect to proprietary information of their former employers. The failure of these employees to comply with the terms of their agreements with, or other obligations to, such former employers could result in assertion of claims against the Company and such employees, which, if successful, could restrict their role with the Company and have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.   OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1996 Annual Meeting on June 14, 1996 with two matters submitted to stockholders for vote. At the record date, April 19, 1996, there were 11,405,638 shares of the Company's Common Stock issued and outstanding. Stockholders representing 8,349,383 shares were present at said meeting, either in person or by proxy.

The first matter submitted to vote was the election of two nominees to the Company's Board of Directors, to hold office for a term of three years. The nominees were elected with the following results:

                        Votes Cast     Percent of        Votes      Percent of
Nominee                    For         Outstanding     Withheld     Outstanding
- ----------------------  ----------     -----------     --------     -----------
Michael J. Levinthal     8,344,420          73.16%        4,963           0.04%
Mark B. Knudson          8,344,420          73.16%        4,963           0.04%

The Company's Board of Directors is comprised of those elected at the meeting as well as the following directors completing their terms: Alan J. Levy, Ellen M. Feeney, Frank M. Fischer, Wende S. Hutton, and Kurt C. Wheeler

The second matter submitted for vote was the ratification of Ernst & Young, LLP, as the Company's independent auditors for 1996. The proposal was ratified with the following votes:

                            Votes       Votes        Broker
                          Cast For   Cast Against    Abstentions    Non-Votes
                         ----------  -------------   ------------   ----------
Number                    8,344,870          3,263          1,250            0
Percent of Outstanding       73.16%          0.03%          0.01%         0.0%

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   3.1+     Restated Certificate of Incorporation of Registrant,
                          as in effect prior to initial public offering.
                 3.2+     Restated Certificate of Incorporation, as currently
                          in effect.
                 3.3+     Bylaws.
                 4.1+     Specimen Common Stock Certificate.
                 10.1+    Form of Indemnification Agreement between the Company
                          and each of its directors and officers.
                 10.2+    1993 Employee and Consultant Stock Plan and form of
                          Stock Option Agreement thereunder.
                 10.3+    1995 Director Option Plan and form of Stock Option
                          Agreement thereunder.
                 10.4+    1995 Employee Stock Purchase Plan and forms of
                          agreements thereunder.
                 10.5+    Lease dated May 25, 1994 between the Registrant and
                          Martin Selig.
                 10.6+    Restated Investors Rights Agreement dated March 16,
                          1995 between the Registrant and certain holders of
                          the Registrant's securities.
                 10.7+    Agreement dated August 3, 1995 between the Registrant
                          and Oki Semiconductor.
                 10.8+#   International Distributor Agreement (undated) between
                          the Registrant and Schiller AG.
                 10.9+    Employment Agreement dated November 8, 1993 between
                          the Registrant and Alan J. Levy.
                 10.10+#  International Distributor Agreement dated January
                          1996 between the Registrant and Nellcor
                          Puritan-Bennett Europe B.V.
                 11.1     Calculation of earnings per share.
                 27       Financial Data Schedules

                 --------------

                 + Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908).

                 #        Confidential treatment requested.


           (b)   Reports on Form 8-K

                 None.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HEARTSTREAM, INC.
                                  (Registrant)



Date    August 12, 1996           /s/ Gary Onn
    --------------------------    -------------------------------------------
                                  Gary Onn
                                  Director of Finance and Administration
                                  (Principal Financial and Accounting Officer)



Date    August 12, 1996           /s/ Alan Levy
    --------------------------    -------------------------------------------
                                  Alan Levy
                                  President and Chief Executive Officer
                                     and Director
                                  (Principal Executive Officer)

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                  INDEX TO EXHIBITS


EXHIBIT NO.

3.1+ Restated Certificate of Incorporation of Registrant, as in effect prior to initial public offering.
3.2+    Restated Certificate of Incorporation, as currently in effect.
3.3+    Bylaws.
4.1+    Specimen Common Stock Certificate.
10.1+ Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2+ 1993 Employee and Consultant Stock Plan and form of Stock Option Agreement thereunder.
10.3+   1995 Director Option Plan and form of Stock Option Agreement thereunder.
10.4+   1995 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5+   Lease dated May 25, 1994 between the Registrant and Martin Selig.
10.6+ Restated Investors Rights Agreement dated March 16, 1995 between the Registrant and certain holders of the Registrant's securities.
10.7+   Agreement dated August 3, 1995 between the Registrant and Oki
        Semiconductor.
10.8+# International Distributor Agreement (undated) between the Registrant and Schiller AG.
10.9+ Employment Agreement dated November 8, 1993 between the Registrant and Alan J. Levy.
10.10+# International Distributor Agreement dated January 1996 between the
        Registrant and Nellcor Puritan-Bennett Europe B.V.
11.1    Calculation of earnings per share.
27      Financial Data Schedules


- -----------

+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908).

#       Confidential treatment requested.