Form 10-Q
period 1996-09-30
HEARTSTREAM INC/DE
filed 1996-11-07
CIK 1004313

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q

 (Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934
         For the quarterly period ended September 30, 1996.


                                          or


         Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934
         For the transition period from________________to ______________.


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

                             Yes   X             No
                                 ----               ----



At October 24, 1996, there were 11,552,690 shares of the Registrant's Common Stock outstanding.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                            QUARTERLY REPORT ON FORM 10-Q

                                        INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of September 30, 1996 (Unaudited)
           and December 31, 1995 . . . . . . . . . . . . . . . . . .         3

         Statements of Operations (Unaudited) for the
           three and nine months ended September 30, 1996 and 1995 .         4

         Statements of Cash Flows (Unaudited) for the nine months
           ended September 30, 1996 and 1995 . . . . . . . . . . . .         5

         Notes to Financial Statements . . . . . . . . . . . . . . .         6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . .         9

PART II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .        17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

INDEX TO EXHIBITS . .. . . . . . . . . . . . . . . . . . . . . . . .        19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS

                                        ASSETS


                                                                        September 30,       December 31,
                                                                           1996                  1995
                                                                        -------------       ------------
                                                                        (Unaudited)
Current assets:
    Cash and cash equivalents                                           $ 10,655,565        $  5,970,768
    Securities available-for-sale                                         43,831,616           7,867,929
    Inventories                                                            1,357,616             602,462
    Prepaid expenses                                                         195,241             104,445
                                                                        ------------        ------------
         Total current assets                                             56,040,038          14,545,604
Property and equipment, net                                                2,416,060           1,965,984
Deferred offering costs                                                           --             301,806
Other assets                                                                  81,635              50,486
                                                                        ------------        ------------
                                                                        $ 58,537,733        $ 16,863,880
                                                                        ------------        ------------
                                                                        ------------        ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  1,448,080        $    523,649
    Accrued compensation and benefits                                        420,932             108,531
    Other accrued expenses                                                    34,792             245,636
    Current portion of long-term obligations                                 385,856             313,249
                                                                        ------------        ------------
         Total current liabilities                                         2,289,660           1,191,065
Long-term obligations, less current portion                                  314,159             618,741
Commitments and contingencies
Stockholders' equity:
    Convertible preferred stock, $0.001 par value
         Authorized shares -
              5,000,000 at September 30, 1996 and 6,264,000 at
              December 31, 1995
         Issued and outstanding shares -
              none at September 30, 1996 and 6,190,341 at
              December 31, 1995                                                   --               6,190
    Common stock, $0.001 par value
         Authorized shares -
              30,000,000 at September 30, 1996 and 15,000,000 at
              December 31, 1995
         Issued and outstanding -
              11,542,778 at September 30, 1996 and 967,307 at
              December 31, 1995                                               11,542                 967
    Additional paid-in-capital                                            77,033,904          28,010,289
    Deficit accumulated during the development stage                     (21,049,881)        (12,757,351)
    Deferred compensation                                                    (61,651)           (206,021)
                                                                        ------------        ------------
         Total stockholders' equity                                       55,933,914          15,054,074
                                                                        ------------        ------------
                                                                        $ 58,537,733        $ 16,863,880
                                                                        ------------        ------------
                                                                        ------------        ------------




                               SEE ACCOMPANYING NOTES.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                                                                    Period from
                                                                                                  December 8, 1992
                                              Three Months                   Nine Months             (Date of
                                          Ended September 30,            Ended September 30,       Incorporation)
                                     ---------------------------   -----------------------------    to Sept. 30,
                                         1996            1995           1996            1995            1996
                                     ------------    ------------   -------------   -------------   -------------
Operating expenses:
    Research and development . .     $  1,641,493    $  1,170,106   $   4,602,160   $   3,326,237  $   13,273,615
    General and administrative .        1,340,450         546,343       3,527,609       1,339,923       7,135,607
    Marketing. . . . . . . . . .        1,104,628         192,949       2,087,425         487,848       3,290,705
                                     ------------    ------------   -------------   -------------   -------------
       Loss from operations  . .       (4,086,571)     (1,909,398)    (10,217,194)     (5,154,008)    (23,699,927)
Interest income. . . . . . . . .          727,354         250,576       2,054,278         595,056       3,048,770
Interest expense . . . . . . . .          (29,425)        (37,947)        (96,247)       (101,495)       (351,627)
Other expense. . . . . . . . . .               --              --              --              --         (18,748)
                                     ------------    ------------   -------------   -------------   -------------
Net loss . . . . . . . . . . . .     $ (3,388,642)   $ (1,696,769)  $  (8,259,163)  $  (4,660,447)  $ (21,021,532)
                                     ------------    ------------   -------------   -------------   -------------
                                     ------------    ------------   -------------   -------------   -------------



Net loss per share, historical          $   (0.29)      $   (0.63)         $(0.79)      $   (1.72)
                                     ------------    ------------   -------------   -------------
                                     ------------    ------------   -------------   -------------
Shares used to calculate
    historical net loss per share      11,530,046       2,708,777      10,494,404       2,708,544
                                     ------------    ------------   -------------   -------------
                                     ------------    ------------   -------------   -------------



Net loss per share, pro forma           $   (0.29)      $   (0.22)         $(0.75)      $   (0.64)
                                     ------------    ------------   -------------   -------------
                                     ------------    ------------   -------------   -------------
Shares used to calculate
    pro forma net loss per share       11,530,046       7,663,884      11,038,922       7,295,643
                                     ------------    ------------   -------------   -------------
                                     ------------    ------------   -------------   -------------



                               SEE ACCOMPANYING NOTES.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)



                                                                                                                Period from
                                                                                                             December 8, 1992
                                                                                                                  (Date of
                                                                            Nine Months Ended Sept. 30,       Incorporation)
                                                                        ---------------------------------      to Sept. 30,
                                                                             1996                1995              1996
                                                                        -------------       -------------      -------------

OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (8,259,163)       $ (4,660,447)      $ (21,021,532)
Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .             536,937             339,179           1,249,359
    Amortization of deferred compensation. . . . . . . . . . . .             144,370                  --             772,383
    Amortization of premiums and (accretion) of
     discounts on securities . . . . . . . . . . . . . . . . . .             172,118              (4,174)             65,158
Loss on sale of assets . . . . . . . . . . . . . . . . . . . . .                  --                  --              18,748
Changes in:
    Increase in inventories. . . . . . . . . . . . . . . . . . .            (755,154)           (142,366)         (1,357,616)
    Increase in prepaid expenses . . . . . . . . . . . . . . . .             (90,796)             (9,923)           (195,241)
    Increase in other assets . . . . . . . . . . . . . . . . . .             (31,149)            (30,911)            (81,635)
    Increase in accounts payable and accrued expenses. . . . . .           1,025,988             223,528           1,903,804
                                                                       -------------       -------------       -------------
Net cash used in operating activities. . . . . . . . . . . . . .          (7,256,849)         (4,285,114)        (18,646,572)

INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . . . . . . . . . .            (987,013)         (1,301,183)         (3,039,068)
Purchase of securities . . . . . . . . . . . . . . . . . . . . .         (57,558,530)         (4,221,502)        (73,714,481)
Sales of securities. . . . . . . . . . . . . . . . . . . . . . .           7,900,000                  --           9,400,000
Maturities of securities . . . . . . . . . . . . . . . . . . . .          13,489,358           1,500,000          20,389,358
                                                                       -------------       -------------       -------------
Net cash used in investing activities. . . . . . . . . . . . . .         (37,156,185)         (4,022,685)        (46,964,191)

FINANCING ACTIVITIES:
Proceeds from investor notes . . . . . . . . . . . . . . . . . .                  --                  --             530,000
Proceeds from financing agreements . . . . . . . . . . . . . . .                  --             533,052             629,354
Deferred offering costs. . . . . . . . . . . . . . . . . . . . .             301,806              85,344                  --
Principal payments on capitalized lease obligations. . . . . . .            (231,975)           (169,794)           (574,438)
Issuance of common stock, net of issuance costs. . . . . . . . .          49,028,000               7,038          49,070,010
Issuance of preferred stock, net of issuance costs . . . . . . .                  --          18,030,460          26,611,402
                                                                       -------------       -------------       -------------
Net cash provided by financing activities. . . . . . . . . . . .          49,097,831          18,486,100          76,266,328
                                                                       -------------       -------------       -------------
Net increase in cash and cash equivalents. . . . . . . . . . . .           4,684,797          10,178,301          10,655,565
Cash and cash equivalents, beginning of period . . . . . . . . .           5,970,768           2,041,496                  --
                                                                       -------------       -------------       -------------
Cash and cash equivalents, end of period . . . . . . . . . . . .       $  10,655,565       $  12,219,797       $  10,655,565
                                                                       -------------       -------------       -------------
                                                                       -------------       -------------       -------------

NONCASH TRANSACTION AND SUPPLEMENTAL DISCLOSURES:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . .       $      96,247       $     101,495       $     351,627
                                                                       -------------       -------------       -------------
                                                                       -------------       -------------       -------------
Property and equipment acquired through capital
    lease agreements . . . . . . . . . . . . . . . . . . . . . .       $          --       $          --       $     645,099
                                                                       -------------       -------------       -------------
                                                                       -------------       -------------       -------------
Conversion of note payable to preferred stock. . . . . . . . . .       $          --       $          --       $     530,000
                                                                       -------------       -------------       -------------
                                                                       -------------       -------------       -------------
Conversion of preferred stock to common stock. . . . . . . . . .       $       6,190       $          --       $       6,190
                                                                       -------------       -------------       -------------
                                                                       -------------       -------------       -------------
Deferred compensation on stock option grants . . . . . . . . . .       $          --       $          --       $     834,034
                                                                       -------------       -------------       -------------
                                                                       -------------       -------------       -------------


                               SEE ACCOMPANYING NOTES.

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by Heartstream, Inc. ("Heartstream" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which include only normal and recurring items, necessary for fair presentation of the interim periods presented. The results for the nine months ended September 30, 1996, may not necessarily be indicative of the results for the year ending December 31, 1996. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, included in its Registration Statement on Form
    S-1 (No. 33-99908) filed with the Securities and Exchange Commission.

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

3.  SECURITIES AVAILABLE-FOR-SALE

    Securities available-for-sale at September 30, 1996 consist of the following:


                                                           Unrealized      Unrealized              Fair
                                             Cost             Gains          Losses                Value
                                        --------------     ----------      -----------        --------------
    Government-backed securities       $   13,669,820      $        -     $   (13,077)        $   13,656,743
    Corporate debt obligations             30,190,145               -         (15,272)            30,174,873
                                       --------------      ----------     -----------         --------------
                                       $   43,859,965      $        -     $   (28,349)        $   43,831,616
                                       --------------      ----------     -----------         --------------
                                       --------------      ----------     -----------         --------------


    Securities available-for-sale at December 31, 1995 consisted of the following:



                                                                Gross             Gross
                                                              Unrealized        Unrealized        Fair
                                            Cost                Gains             Losses          Value
                                       -------------       -------------       -----------    -------------
    Government-backed securities       $   1,005,559       $         892       $         -    $   1,006,451
    Corporate debt obligations             6,857,352               4,126                 -        6,861,478
                                       -------------       -------------       -----------    -------------
                                       $   7,862,911       $       5,018       $         -    $   7,867,929
                                       -------------       -------------       -----------    -------------
                                       -------------       -------------       -----------    -------------


                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS


3.  SECURITIES AVAILABLE-FOR-SALE (CONTINUED)

         There were no realized gains or losses on sales of securities available-for-sale for the periods ended September 30, 1996 or 1995. The maturities of securities available-for-sale at September 30, 1996 are as follows:

                                                                Fair
                                            Cost                Value
                                       --------------      --------------
    Due within one year                $   24,895,465      $   24,873,417
    Due between one and two years           4,548,358           4,551,170
    Due after ten years                    14,416,142          14,407,029
                                       --------------      --------------
                                       $   43,859,965      $   43,831,616
                                       --------------      --------------
                                       --------------      --------------

4.  INVENTORIES

         Inventories are valued at the lower of cost (first-in, first-out) or market and consist primarily of component parts to be used in the Company's product.,

5.  NET LOSS PER SHARE

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

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS

6.  LITIGATION

         In 1995, Physio-Control Corporation ("Physio-Control") filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with the development of the Company's automatic external defibrillator, ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control, and the complaint includes related allegations that they breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages, and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. The litigation is currently in the discovery phase with the trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially cases such as this where complex technical issues may be decided by a lay jury. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


OVERVIEW

    Heartstream was founded in December 1992 and to date has engaged primarily in organizational, research and development, market development and clinical trial activities. The Company has never generated revenues and, as of September 30, 1996, had an accumulated deficit of approximately $21.0 million.
Heartstream expects to continue to incur operating losses at least through mid 1998. Further, Heartstream expects operating expenses and losses to increase as it completes the pilot production phase of its automatic external defibrillator, ForeRunner, increases market development and penetration activities, initiates new research and development projects, seeks regulatory clearance for its products in additional jurisdictions and increases administrative activities to support growth of the Company.

    The Company received FDA clearance to market ForeRunner and its accessories in the United States in September 1996. In addition, the Company received its CE mark under the European Medical Device Directives Annex II process in May 1996, allowing Heartstream to market ForeRunner and its accessories in the 18
countries of the European Economic Area.   The Company intends to begin
commercial production of the ForeRunner and its accessories during the fourth quarter of 1996. The Company currently anticipates shipment of a limited number of ForeRunner defibrillators during 1996. The Company does not have experience in manufacturing, marketing or selling its products in commercial quantities and there can be no assurance that the ForeRunner defibrillator will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    In 1995, Physio-Control Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control, and the complaint includes related allegations that they breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or commercializing the ForeRunner, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with the trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

    Research and development expenses, which include clinical trial, regulatory submission and patent legal expenses, for the three months ended September 30, 1996 were $1.6 million, an increase of $0.5 million from the prior year. The increase was due primarily to the increased size of the development team, the related personnel costs and increased patent legal expenses. Research and development expenses represent 40% of the loss from operations in the third quarter of 1996 and 61% of the loss from operations in the same period of 1995. Research and development expenses for the nine months ended September 30, 1996 were $4.6 million, compared to $3.3 million for the nine months ended September 30, 1995. The Company expects research and development expenses in the next several quarters to continue near current levels as the development process for ForeRunner is completed, the development team evaluates the results of pilot production and new projects are undertaken.

    General and administrative expenses for the three months ended September
30, 1996 were $1.3 million, an increase of $0.8 million over the three months ended September 30, 1995. The increase was due to increased personnel and facilities costs and legal costs in connection with the Physio-Control litigation. General and administrative expenses were $3.5 million for the nine months ended September 30, 1996, compared to $1.3 million in the same nine month period of the prior year. General and administrative expenses are expected to continue to increase in the fourth quarter of 1996 and into 1997 to support the increasing scope of business activities and the ongoing litigation with Physio-Control.

    Marketing expenses totaled $1.1 million for the three months ended
September 30, 1996 compared with $0.2 million for the three months ended September 30, 1995, primarily due to increased headcount and promotional and market development activities. Marketing expenses were $2.1 million for the nine months ended September 30, 1996, compared to $0.5 million for the nine months ended September 30, 1995. Sales and marketing expenses for the remainder of 1996 and 1997 are expected to increase significantly over the same periods of the prior years with the hiring of additional direct sales personnel, establishment of domestic and international distribution channels, increased advertising and promotional campaigns, and other efforts directed toward commercialization of the ForeRunner defibrillator.

    Interest income on cash, cash equivalents and securities available-for-sale was $0.7 million for the three month period ended September 30, 1996 compared to $0.3 million for the same period in 1995. Interest income for the nine months ended September 30, 1996 was $2.1 million, compared to $0.6 million in the nine months ended September 30, 1995. The increase was primarily due to increased cash, cash equivalents and securities available-for-sale resulting from the completion of the Company's initial public offering in February 1996.

INCOME TAXES

    The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception. At September 30, 1996, the Company had net operating loss carryforwards of approximately $20.0 million and research and development credit carryforwards of approximately $0.4 million, net of carryforwards expected to expire before their complete utilization. The operating loss carryforwards and research and development carryforwards begin to expire in the year 2008. Utilization of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

federal income tax carryforwards is subject to certain limitations under
Section 382 of the Internal Revenue Code of 1986, as amended. The Company's past sales of preferred and common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carryforwards. These limitations are expected to result in the expiration of approximately $0.5 million of net operating loss carryforwards and approximately $0.1 million research and development credit carryforwards before their complete utilization.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company's cash, cash equivalents and securities available-for-sale were $54.5 million, compared to $13.8 million at December 31, 1995. On February 5, 1996, the Company completed an initial public offering of 4,140,000 shares of common stock at a price of $13.00 per share. The net proceeds to the Company from the offering were approximately $49 million.

    Cash used in operating activities was $7.3 million for the nine months ended September 30, 1996 compared to $4.3 million for the nine months ended September 30, 1995, reflecting increasing net losses from ongoing research and development and general growth in size and scale of operations as well as purchases of inventory for production.

    The Company expects to continue to incur substantial expenses in support of research and development activities, growth of its sales and marketing organization and support for ongoing litigation and administrative activities. The Company believes that its existing cash, cash equivalents and securities available-for-sale will be sufficient to fund its operations through mid 1998, although there can be no assurance that the Company will not require additional funding within this time. The Company's capital requirements may vary materially from those planned because of results of research and development programs, competitive and technological advances, FDA or other regulatory processes, changes in the Company's marketing and distribution strategy, and other factors. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

RISK FACTORS

    This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company was founded in December 1992 and to date has engaged primarily in organizational, research and development, market development and clinical trial activities. The Company has never generated revenues and, as of September 30, 1996, had an accumulated deficit of approximately $21.0 million. Heartstream expects to continue to incur operating losses at least through mid 1998. Further, Heartstream expects operating expenses and losses to increase as it completes the pilot production phase of its automatic external defibrillator, ForeRunner, increases market development and penetration activities, initiates new research and development projects, seeks regulatory clearance for its products in additional jurisdictions and increases administrative activities to support growth of the Company. The Company does not have experience in manufacturing, marketing or selling its products in commercial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quantities and there can be no assurance that the ForeRunner will ever gain commercial acceptance or that the Company will ever generate revenues or achieve profitability.

    DEPENDENCE UPON FORERUNNER. The ForeRunner and its related accessories are currently the Company's only products. The Company has never sold any products, and there can be no assurance that the ForeRunner and its accessories or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, or successfully marketed. The Company expects that the ForeRunner and its related accessories, if commercialized, will account for substantially all of the Company's revenues for the foreseeable future. Furthermore, because the ForeRunner currently represents the Company's sole product focus, if the ForeRunner is not successfully commercialized, the Company's business, financial condition and results of operation could be materially adversely affected.

    UNCERTAINTY OF MARKET ACCEPTANCE AND DEPENDENCE ON MARKET DEVELOPMENT. The Company's success is substantially dependent upon market acceptance of the ForeRunner. Currently, all commercially available AEDs utilize a monophasic waveform and utilize 200 to 360 Joules of energy in delivering their defibrillation therapy. Many of these AEDs have been marketed for several years, comply with the American Heart Association ("AHA") recommended guideline for external defibrillation therapy and have been extensively used in this field. The Company's ForeRunner AED utilizes a biphasic waveform delivered at lower energy levels. There can be no assurance that the market will accept the Company's lower energy biphasic waveform protocol. The failure of the ForeRunner's defibrillation protocol to be accepted by the market in a timely fashion, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, individual elements of the ForeRunner have only been tested in a laboratory setting, and the complete, finished product has not been subjected to the rigors of field use. There can be no assurance that the ForeRunner will demonstrate acceptable effectiveness or that it will demonstrate benefits in ease of use, maintenance and safety or will achieve acceptance in its target markets.

    The Company's success is also substantially dependent upon market development and expansion. Automatic external defibrillators ("AEDs") are currently marketed by a number of companies into the existing professional emergency medical technician ("EMT") market, the Company's initial target market. The Company's future success depends upon substantially increasing the number of AEDs sold into the professional EMT market segment, as well as the emerging first responder market. Development of the first responder market will depend in large part on the Company's ability to demonstrate to physicians and potential customers the benefits, safety, efficacy and cost-effectiveness of widespread use of its AED by responders who are less trained than EMTs. There can be no assurance that the ForeRunner will gain market acceptance or that market demand for the ForeRunner will be sufficient to allow profitable operations.

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

    COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. The domestic and international markets for external defibrillators are highly competitive, and most of the Company's competitors have substantial installed bases of products and significantly greater financial, technical, research and development, or sales and marketing resources than the Company. Accordingly, the Company's competitors may be able to bring new product offerings to market quickly and may be able to increase sales of their products by leveraging their installed bases and established distribution channels. The Company believes that its primary competitors are companies that currently market AEDs into the professional EMT segment of the market. This market segment is dominated by Laerdal Medical, Inc. ("Laerdal") and Physio-Control. Other competitors that sell products into this market segment include Marquette Electronics, Inc., SurVivaLink Corporation ("SurVivaLink") and Zoll Medical, Inc. Laerdal, Physio-Control and SurVivaLink have either recently introduced or announced plans to introduce new AEDs that appear to be targeted at markets similar to those targeted by the ForeRunner defibrillator. The Company believes that the principal competitive factors for AEDs in the professional EMT and first responder market segments are maintenance and training requirements, ease of use, safety and reliability, cost-effectiveness and size. There can be no assurance that the Company's products will compete favorably with the products offered by its competitors with respect to these factors. In addition, a number of companies may be engaged in the development of approaches for the treatment of sudden cardiac arrest other than those utilized by the Company. There can be no assurance that superior defibrillation technologies will not be developed by these competitors or others, or that alternative therapies or approaches, including pharmaceutical or other alternatives, will not render the Company's technology or products under development obsolete or noncompetitive, which would have material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company has had no commercial sales. In the United States, the Company intends to sell its products primarily through a direct sales force and through distributors. In international markets, the Company intends to sell its products primarily through distributors. There can be no assurance that the sales and marketing organization will be cost-effective, or that the Company's sales and marketing efforts will be successful. In addition, the Company has only had discussions with a limited number of domestic and international distributors and, to date, has entered into agreements with two international distributors covering a number of European countries. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors will devote adequate resources to selling the Company's products. Failure to establish appropriate distribution relationships could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company expects that the initial purchasers of its products will be composed of state and local governments and medical service provided under contract to such entities, and that sales of the ForeRunner may be characterized by long sales cycles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    LIMITED MANUFACTURING EXPERIENCE. To date, the Company has manufactured only limited quantities of the ForeRunner. As a result, the Company has no experience manufacturing its products in the volumes that will be necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable, high-volume manufacturing can be established or maintained at commercially reasonable costs. The Company may encounter difficulties in scaling up production of ForeRunner devices, including problems involving quality control and assurance, and shortages of qualified personnel. In addition, the Company's manufacturing facilities are subject to Good Manufacturing Practices ("GMP") regulations of the FDA, international quality standards and other regulatory requirements. Failure by the Company to maintain its facilities in accordance with GMP regulations, international quality standards or other regulatory requirements may entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY. The Company expects to manufacture its products based on forecasted product orders, and intends to purchase subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend upon factors such as the specific supplier, contract terms and demand for a component at a given time. In addition, certain components used in the Company's products, such as flash memory chips and other electronic components, have long lead times and have been in short supply. The Company has acquired an inventory of flash memory chips and certain other components in anticipation of possible shortages, and may continue this practice for these or other components in the future. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. The Company purchases some key components, such as the main energy storage capacitor and the LCD display screen used in the ForeRunner, from sole source suppliers. For certain components, including the ForeRunner's batteries and microprocessors, there are relatively few sources of supply. In addition, several of the subassemblies in ForeRunner require the supplier to perform extensive testing before the Company accepts the subassembly into its final manufacturing process. These tests are specific to the design of ForeRunner and if a supplier is unable to meet the Company's requirements, an alternate supplier may be required. There can be no assurance that establishment of additional or replacement suppliers for these components can be accomplished quickly, or at all. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's ability to manufacture its products and therefore on its business, financial condition and results of operations.

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

    The medical device market has been characterized by extensive litigation regarding patents, trade secrets and other intellectual property rights. In 1995, Physio-Control filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with the development of the ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control, and the complaint includes related allegations that they breached propriety information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or commercializing the ForeRunner, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with the trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

    While the Company generally enters into confidentiality agreements with its employees and consultants, there can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

    GOVERNMENT REGULATION. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and certain other countries where the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain.

    The Company successfully completed a GMP audit of its facility and subsequently received FDA clearance to market ForeRunner and its accessories in the United States in September 1996. In addition, the Company received its CE mark under the European Medical Device Directives Annex II process in May 1996, allowing Heartstream to market ForeRunner and its accessories in the 18 countries of the European Economic Area. In order for the Company to market the ForeRunner and its related accessories in certain other foreign jurisdictions, the Company and its distributors and agents must obtain the required regulatory approvals and clearances. These regulations vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. Delays in receipt of approvals to market the Company's products, failure to receive these approvals, or future loss of previously received approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

    Regulatory approvals may include significant limitations on the indicated uses for which the product may be marketed. In addition, the Company and its distributors must comply with various regulations regarding product safety and quality in order to maintain approvals. The Company's manufacturing processes will be required to comply with the GMP regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of certain of the Company's third party suppliers, are subject to periodic inspection by the FDA and other agencies. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution, any of which could have material adverse effect on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  3.1+      Restated Certificate of Incorporation, as in
                             effect prior to initial public offering.
                   3.2+      Restated Certificate of Incorporation, as
                             currently in effect.
                   3.3+      Bylaws.
                   4.1+      Specimen Common Stock Certificate.
                   10.1+     Form of Indemnification Agreement between the
                             Company and each of its directors and officers.
                   10.2+     1993 Employee and Consultant Stock Plan and form
                             of Stock Option Agreement thereunder.
                   10.3+     1995 Director Option Plan and form of Stock Option
                             Agreement thereunder.
                   10.4+     1995 Employee Stock Purchase Plan and forms of
                             agreements thereunder.
                   10.5+     Lease dated May 25, 1994 between the Registrant
                             and Martin Selig.
                   10.6+     Restated Investors Rights Agreement dated
                             March 16, 1995 between the Registrant and
                             certain holders of the Registrant's securities.
                   10.7+     Agreement dated August 3, 1995 between the
                             Registrant and Oki Semiconductor.
                   10.8+-    International Distributor Agreement (undated)
                             between the Registrant and Schiller AG.
                   10.9+     Employment Agreement dated November 8, 1993
                             between the Registrant and Alan J. Levy.
                   10.10+-   International Distributor Agreement dated January
                             1996 between the Registrant and Nellcor
                             Puritan-Bennett Europe B.V.
                   11.1      Calculation of earnings per share.
                   27        Financial Data Schedules.

                   ______________

                   + Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908).

                   -    Confidential treatment requested.


              (b)  Reports on Form 8-K

                   None.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       HEARTSTREAM, INC.
                                       (Registrant)




Date     November 6, 1996                          /s/
    --------------------------          ----------------------------------------
                                       Gary Onn
                                       Director of Finance and Administration
                                       (Principal Financial and Accounting
                                       Officer)



Date     November 6, 1996                          /s/
    --------------------------          ----------------------------------------
                                       Alan Levy
                                       President and Chief Executive Officer
                                       and Director
                                       (Principal Executive Officer)

                                  HEARTSTREAM, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                  INDEX TO EXHIBITS


EXHIBIT NO.

3.1+ Restated Certificate of Incorporation, as in effect prior to initial public offering.
3.2+     Restated Certificate of Incorporation, as currently in effect.
3.3+     Bylaws.
4.1+     Specimen Common Stock Certificate.
10.1+ Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2+ 1993 Employee and Consultant Stock Plan and form of Stock Option Agreement thereunder.
10.3+    1995 Director Option Plan and form of Stock Option Agreement thereunder.
10.4+    1995 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5+    Lease dated May 25, 1994 between the Registrant and Martin Selig.
10.6+    Restated Investors Rights Agreement dated March 16, 1995 between the
         Registrant and certain   holders of the Registrant's securities.
10.7+    Agreement dated August 3, 1995 between the Registrant and Oki
         Semiconductor.
10.8+- International Distributor Agreement (undated) between the Registrant and Schiller AG.
10.9+ Employment Agreement dated November 8, 1993 between the Registrant and Alan J. Levy.
10.10+-  International Distributor Agreement dated January 1996 between the
         Registrant and Nellcor   Puritan-Bennett Europe B.V.
11.1     Calculation of earnings per share.
27       Financial Data Schedules.


___________

+ Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908).

-   Confidential treatment requested.