Form 10-K
period 1996-12-31
HEARTSTREAM INC/DE
filed 1997-03-31
CIK 1004313

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                        COMMISSION FILE NUMBER: 0-27330
                            ------------------------
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

                    (Address of principal executive offices)

                                 (206) 443-7630
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 7, 1997 was $105.6 million, based upon the closing price on the Nasdaq National Market reported for such date. For purposes of this disclosure, shares of common stock held by officers, directors and shareholders whose ownership exceeds five percent of the shares outstanding have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be a conclusive determination for other purposes.

    As of March 7, 1997, the registrant had outstanding 11,675,972 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1996 Annual Report to Stockholders are incorporated by reference herein to Parts I and II.

(2) Portions of the Company's definitive Proxy Statement, filed on March 19, 1997 with the Securities and Exchange Commission, are incorporated by reference herein to Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Heartstream, Inc. ("Heartstream" or the "Company") manufactures and markets an automatic external defibrillator ("AED") designed to improve survival rates from sudden cardiac arrest ("SCA"), the leading cause of death in the United States. The Company's AED, the ForeRunner-TM-, is designed to provide advanced technology to a greater number of trained responders, thereby expanding the market for AEDs and making early defibrillation widely available. The ForeRunner incorporates proprietary technologies, such as the Company's biphasic waveform technology and self-test features, which allow it to be easy to use, essentially maintenance-free, small, lightweight and inexpensive.

    During 1996, the Company completed development of the ForeRunner AED and received the required approvals to market the ForeRunner AED and its accessories in numerous countries, including the United States, Canada, Switzerland, and 18 countries in the European Union. The Company initiated commercial shipments of the ForeRunner and its accessories to the Company's direct customers and international distribution partners in November 1996.

    In February 1996, the Company completed its initial public offering, selling 4,140,000 shares of common stock at $13.00 per share, raising net proceeds of $49.0 million.

    The Company is located in Seattle, Washington and was incorporated in 1992 in the state of Delaware.

BACKGROUND

    SUDDEN CARDIAC ARREST The heart is divided into four chambers, two upper chambers called atria and two lower chambers called ventricles. A healthy heart at rest typically beats between 60 to 100 times per minute and pumps over 1,800 gallons of blood per day. Each normal heartbeat is the result of electrical signals generated in the right atrium. These electrical signals cause a physical contraction of the atria, which pump blood into the ventricles. The electrical impulses then continue to the ventricles, causing them to contract and distribute blood throughout the body.

    Abnormal rhythms of the heart muscle, known as arrhythmias, arise from numerous causes, including tissue damage due to heart attacks, congenital defects and certain diseases. The most serious type of arrhythmia is ventricular fibrillation. In ventricular fibrillation, the heart's normal electrical impulses suddenly become disorganized and erratic. The heart ceases to pump blood and the victim immediately loses consciousness. Unless ventricular fibrillation is terminated within minutes through prompt medical intervention, the individual will die. This event is known as a sudden cardiac arrest.

    DEFIBRILLATION THERAPY. The only effective emergency treatment for ventricular fibrillation is defibrillation, which involves the application of an electric shock to the heart using a device called a defibrillator. Defibrillation is administered through hand-held paddles pressed against the patient's chest or through self-adhesive electrode pads which are applied directly to the patient's chest. Successful defibrillation terminates ventricular fibrillation and enables the heart to resume a coordinated, normal rhythm. Although cardiopulmonary resuscitation ("CPR") can be performed in the event of SCA, it does not terminate ventricular fibrillation and is only useful to sustain life for a few additional minutes until defibrillation can be administered.

    Timely defibrillation is the single most critical factor in rescuing a victim of SCA. The sooner defibrillation therapy can be performed, the higher the likelihood of survival. Survival rates from ventricular fibrillation can be greater than 70% if defibrillation therapy is administered within the first few minutes of SCA. However, response times for paramedics or emergency medical technicians ("EMTs"), currently the primary responders to SCA, to arrive on site with a defibrillator are often more than ten minutes, resulting in average SCA survival rates in the United States of approximately 5%.

PRODUCT

    The following are the key features of the ForeRunner AED:

    EASE OF USE. Deployment of the device, attachment to the patient and control of operation is simple and intuitive, with icons, voice prompts and text prompts guiding the operator through each step. When the device is turned on and the electrode pads are applied to the patient, the device automatically analyzes the patient's electrocardiogram ("ECG") with a proprietary algorithm. If the device determines that defibrillation therapy is appropriate, the device advises the operator through voice and text prompts, charges its capacitor and then instructs the operator to deliver therapy by depressing the illuminated shock button.

    REDUCED MAINTENANCE. The ForeRunner AED utilizes long-life, maintenance-free disposable battery packs that can keep the ForeRunner in a ready state for approximately one year, depending on usage. The ForeRunner automatically tests and calibrates itself on a daily basis to assure device readiness. A visual status indicator indicates at all times whether the ForeRunner has passed its last test and emits an audible alert, similar to a smoke detector, if the battery pack needs replacing or service is required. These self-test features eliminate the need for the daily maintenance that most manufacturers and the United States Food and Drug Administration ("FDA") currently recommend be performed on other available AEDs.

    PATIENT AND OPERATOR SAFETY. When attached to a patient, the ForeRunner AED analyzes a patient's ECG using a proprietary signal processing algorithm and advises the operator to deliver a shock only when specific life-threatening heart rhythms are detected. The ForeRunner sounds a tone when the device is charging, warns the operator to avoid patient contact during the shock and illuminates the shock button. To deliver therapy, the operator is required to depress the shock button, assuring that a shock is only delivered under the control of the operator. Additionally, unlike most other currently available AEDs, the ForeRunner continues to automatically monitor and analyze the patient's heart rhythm after defibrillation therapy has been delivered and will audibly and visually alert the responder to any changes in the patient's condition.

    DURABILITY. The Company believes that EMTs and other first responders require AEDs that can withstand the rigorous demands of field handling during emergency situations. To meet this need, the ForeRunner AED is constructed with an impact-resistant plastic shell, rubberized outer coating, solid state components and internal supports designed to resist crushing. The ForeRunner is designed to meet rigorous standards relating to temperature, humidity, shock, drop, vibration, moisture, operation at altitude and electromagnetic interference.

    PORTABILITY. The ForeRunner AED weighs approximately four pounds and is about the size of a hardcover book. The ForeRunner can be easily carried along with life support, first aid and other equipment, and can be deployed in a variety of readily accessible locations.

    EVENT RECORDING AND REPORTING. The ForeRunner device meets a wide variety of event recording needs, including the ability to record both voice and ECG data. This data can be readily accessed after the event by a physician or paramedic. The information is stored in a solid state format for archiving and convenient data analysis.

    TRAINING. The ForeRunner AED uses a proprietary PC training card to facilitate convenient operator training, and does not require expensive and bulky training equipment. The Company believes that the training card, together with other ForeRunner features, can reduce training and retraining time and resources.

PRODUCT TECHNOLOGY

    The Company's ForeRunner AED incorporates a number of key technologies including:

    BIPHASIC DEFIBRILLATION WAVEFORM. Except for the Company's ForeRunner, all commercially available AEDs use a monophasic waveform to deliver 200 to 360 Joules of energy to the heart. In a monophasic waveform, the current throughout the pulse flows through the body in one direction from one electrode pad to the other. In a biphasic waveform, the direction of the current is reversed part way through the pulse. The ForeRunner AED is designed to deliver 150 Joules of energy in a biphasic waveform. Based on data obtained from its clinical trials and pilot programs, the Company believes that its lower-energy biphasic waveform is comparable in efficacy to higher-energy monophasic waveforms used in existing AEDs. This lower-energy biphasic technology facilitates the fabrication of a defibrillator that is smaller, lighter, and less expensive.

    IMPEDANCE-CONTROLLED WAVEFORM DELIVERY. For an external defibrillation pulse to be effective, sufficient energy must pass through the chest wall and across the heart. However, the electrical resistance (or impedance) of the chest wall varies widely depending on the individual. Chest impedance is influenced by a number of anatomical and physiological factors and cannot be estimated by observing an individual's physical characteristics. AEDs utilizing a monophasic waveform currently are designed to deliver a high level of energy in an attempt to treat patients with high chest impedance. On the other hand, patients with low impedance may receive substantially higher current than necessary, causing what may be unnecessary damage to the heart. In contrast, the ForeRunner AED incorporates a proprietary method of measuring a factor correlated to a patient's chest impedance during the first millisecond of shock delivery and automatically adjusts the waveform for that specific patient's impedance.

    PATIENT ANALYSIS SYSTEM. A crucial factor in the safety and performance of any AED is the ability of the device to accurately assess the cardiac state of the patient and make an appropriate therapy decision. This evaluation is performed by sensing electrical signals (ECG) from the patient's heart through electrode pads and using a computerized algorithm to interpret the ECG and make a therapy decision. Algorithm performance is evaluated on two criteria: the ability of the algorithm to detect life-threatening ventricular arrhythmias (sensitivity), and the ability of the algorithm to discriminate rhythms or arrhythmias that should not be shocked (specificity). The ForeRunner AED incorporates a proprietary patient analysis system which is designed to exceed the sensitivity and specificity performance standards set for patient analysis algorithms incorporated into currently available AEDs. The ability of the algorithm to sense when ECG data from the patient has been distorted or corrupted by background noise, such as patient motion, and appropriately filter or ignore this distorted data is a critical feature required for accurate algorithm performance.

    SELF-TEST TECHNOLOGY. The ForeRunner AED incorporates proprietary self-testing, self-calibration and status indicator technologies. Together, these technologies are designed to provide the operator with a high degree of assurance of device readiness and eliminate the need for daily battery maintenance and manual readiness testing.

    BATTERY TECHNOLOGY. The Company utilizes a proprietary long-life disposable battery pack that is designed to maintain the ForeRunner AED in a ready state for approximately one year, depending upon utilization. The batteries are maintenance-free and are much smaller and lighter than the batteries of existing AEDs. The battery pack incorporates a patented method of monitoring battery capacity, which is a key element in achieving predictable battery performance.

    SOLID STATE ENERGY SWITCHING. The Company's proprietary biphasic waveform technology and impedance-controlled waveform delivery technology reduce the ForeRunner's energy and voltage requirements. Lower voltage requirements enable the ForeRunner AED to incorporate solid state switching technology. Many competing AEDs utilize less durable and less reliable electromechanical switches because of their higher energy and voltage requirements.

    DATA STORAGE AND COMMUNICATIONS. Many community emergency response systems require that their defibrillators contain a data storage system for the recording of patient ECG and other pertinent event data. Most existing AEDs utilize tape recorders to record and store event data. These systems are frequently damaged because of their unsuitability for a rugged field environment. The ForeRunner AED utilizes a small, durable, solid state data storage card (PC card) for data collection. Data from this PC card can be easily accessed utilizing a personal computer and the Company's proprietary data analysis software package.

MARKETS

UNITED STATES

    The United States market for automatic external defibrillators can be broadly divided into the out-of-hospital market and the hospital market.

    OUT-OF-HOSPITAL MARKET. Most SCA events occur outside of the hospital. Due to the awareness of improved clinical outcomes achieved with immediate intervention, public health organizations and regulatory authorities emphasize training and equipping various segments of out-of-hospital emergency responders to deliver defibrillation therapy. The amount of training required and the types of emergency personnel and first responders authorized to use AEDs generally is subject to regulation that varies from jurisdiction to jurisdiction. The out-of-hospital market can be segmented based on the skill levels of these various groups of responders as follows:

    Advanced Life Support/Paramedic. The advanced life support ("ALS") paramedic segment is comprised of highly skilled individuals who receive approximately 800 to 2,000 hours of training in advanced life support procedures. These professionals generally utilize portable manual defibrillators that may incorporate many of the same advanced features found in hospital-based defibrillators. The Company estimates that there are approximately 70,000 paramedics and 30,000 ALS ambulances in the United States.

    Basic Life Support/Professional Emergency Medical Technician. There are approximately 600,000 emergency medical technicians trained in basic life support ("BLS") in the United States. Professional emergency medical technicians ("EMT") initially receive approximately 120 hours of training, frequently respond to out-of-hospital medical emergencies and typically work for the fire service or for private ambulance service providers. The Company estimates that there are approximately 15,000 BLS ambulances and approximately 75,000 fire department-based vehicles, many of which are staffed with EMTs. The Company estimates that less than 25% of these vehicles are presently equipped with an AED.

    First Responder. The first responder segment consists of individuals who typically have basic first aid training and who often have a duty to respond to medical emergencies until a higher level of medical care arrives on the scene, generally a paramedic or EMT. This includes police officers, security guards, flight attendants, other emergency response personnel, and medical professionals in clinics or other allied health locations. Individuals in this segment differ from professional EMTs in that they are only infrequently called upon to respond to cardiac emergencies and have varying degrees of defibrillator training.

    Police and other public safety vehicles represent a significant AED deployment opportunity for many communities because they are more numerous than other emergency vehicles, are connected with the 911 network, and are often first on the scene of a medical emergency. Pilot studies have demonstrated improved survival from SCA by equipping police vehicles with AEDs. The Company estimates that there are approximately 260,000 police vehicles in the United States. However, the Company believes that fewer than one percent are equipped with AEDs. The Company believes that the limited adoption by police personnel has been due in part to the high training and maintenance requirements, costs of ownership and size of commercially available AEDs, as well as, in certain jurisdictions, regulatory and labor restrictions on police response to medical emergencies.

    Allied medical sites include clinics, office-based surgical facilities, extended care facilities, nursing homes, assisted living centers, military sites and other locations where professional medical services are provided out of the hospital. These locations have a greater chance of being the site of cardiac arrest for a variety of reasons including the use of anesthesia and the demographics of those under care. For example, the Company estimates that there are more than 190,000 physician offices in the United States.

    Another portion of the first responder market segment includes other sites where large numbers of people gather or are isolated from emergency medical services and where personnel are trained and responsible for responding to medical emergencies, including corporate medical stations, stadium/arena medical stations, cruise ships, high rise office buildings, athletic facilities, and amusement parks.

    HOSPITAL MARKET. The hospital market in the United States consists of approximately 5,600 acute care hospitals and 1,000 other hospitals. To date, defibrillation equipment for this market has consisted primarily of manual defibrillators that require the operator to read and interpret the patient's ECG. These products often include advanced features for treating heart conditions other than ventricular fibrillation, such as temporary external pacing, used to increase the heart rate of a patient with bradycardia, or cardioversion, used to reduce the heart rate of a patient with tachycardia. These products are designed to be used by highly trained professionals, generally physicians. Because of the time-critical nature of delivering defibrillation to victims in cardiac arrest and the relatively high cost of these manual defibrillators, this type of equipment is generally located in high-risk areas in the hospital such as emergency rooms, cardiac care units, critical care units and operating rooms. However, in general wards, during patient transport and in other areas of the hospital where SCA occurs less frequently, defibrillation equipment is often not as readily accessible, and response to victims in SCA can be significantly delayed by the need to locate equipment and appropriately trained personnel. As a result, the Company believes that a market opportunity exists for low-cost, easy-to-use AEDs in the hospital.

INTERNATIONAL

    EUROPE. European countries with advanced resuscitation standards and AED programs for minimally trained personnel include the United Kingdom, the Scandinavian and Benelux countries, and Germany. The European Resuscitation Council ("ERC") has endorsed many of the same concepts as the AHA. Most notably, the ERC supports the concept of equipping all first responders and general practitioners with AEDs as well as placing AEDs in public areas. While the EMS structure differs country by country, the ERC has recommended that EMTs, firefighters, police and other service personnel be trained and equipped to respond to a cardiac emergency with an AED.

    ASIA/PACIFIC. Japan is presently in the process of adopting an early response model for pre-hospital cardiac arrest victims. Until recently, Japan had virtually no paramedics in the field utilizing defibrillators. The Company believes that the Japanese market for AEDs will develop in a similar fashion to the United States and European markets, but at a significantly slower rate. Australia is also a thought-leader in the field of early defibrillation and has implemented advanced resuscitation standards for first responders throughout the country. Other Asian countries are implementing or evaluating early defibrillation programs as well.

    LATIN AMERICA AND OTHER DEVELOPING COUNTRIES. The Company believes that AEDs could be appropriate for use in hospitals in countries where personnel are less trained, proper maintenance of complicated equipment is a concern and cost is a significant issue.

SALES, MARKETING AND DISTRIBUTION

    DOMESTIC. At December 31, 1996 the Company's sales and marketing organization consisted of 26 individuals, located at the Company's facility in Seattle, Washington and geographically disbursed throughout the country. The Company expects to continue to devote considerable attention and resources to increasing public awareness regarding SCA and the benefits of early defibrillation. The Company also plans to work with the AHA and other public health interest organizations, physicians, insurance companies and governmental bodies to promote the need for all communities to implement an early defibrillation program. The Company's sales and marketing organization has had limited experience selling and marketing the ForeRunner AED. In addition, customer decision-making processes or budget constraints may affect the Company's ability to successfully penetrate markets. Accordingly, there can be no assurance that the sales and marketing organization will be cost-effective, or that the Company's sales and marketing efforts will be successful.

    Most fire departments, ambulance services and police departments are part of municipal EMS systems. The key decision makers in these accounts typically include the city and/or county EMS director and the system's medical director. The Company plans to utilize its direct sales force to sell directly to these decision makers in the larger municipalities and EMS systems throughout the United States and to utilize a network of local and regional distributors, supported by territory managers, to sell to the smaller and rural municipalities and EMS organizations. Selling into other first responder markets, including the transportation and industrial industries where the decision making is highly centralized, is performed by the Company's corporate accounts sales personnel.

    The Company believes that it may be necessary to enter into alliances with one or more partners with significant distribution capabilities to successfully penetrate the hospital market of the first responder market. Although the Company has had discussions with potential domestic distributors and potential partners, the Company has not yet entered into any domestic distribution agreements.

    INTERNATIONAL. The Company utilizes distributors for sales into international markets and intends to continue to do so. In 1996, sales to international distributors represented approximately 80% of net sales. The Company has entered into international distributor agreements with Schiller AG (covering Germany, Switzerland, Austria and other East European countries) and Nellcor Puritan-Bennett Europe B.V. (covering France, Italy, The United Kingdom, The Netherlands, Belgium and Luxembourg), and is in the process of negotiating agreements with distributors in other geographic areas. The Company's distributors typically purchase the Company's product at a discount from list price and resell the products to end users at prices determined by the distributor. There can be no assurance that the Company will be able to enter into agreements with desired distributors on a timely basis or at all, or that such distributors, which may offer a variety of other products, will devote adequate resources to selling the Company's products.

COMPETITION

    The domestic and international markets for external defibrillators are highly competitive, and many of the Company's competitors have substantial installed bases of products and significantly greater financial, technical, research and development, or sales and marketing resources than the Company. Accordingly, the Company's competitors may be able to bring new product offerings to market quickly and may be able to increase sales of their products by leveraging their installed bases and established distribution channels. The Company believes that its primary competitors are companies that currently market AEDs into the professional EMT segment of the market. This market segment is dominated by Laerdal Medical, Inc. ("Laerdal") and Physio-Control International Corporation ("Physio- Control"). Other competitors that sell products into this market segment include SurVivaLink Corporation ("SurVivaLink"), Marquette Electronics, Inc. and Zoll Medical, Inc. Laerdal, Physio-Control and SurVivaLink have either recently introduced or announced plans to introduce new AEDs that appear to be targeted at markets similar to those targeted by the ForeRunner defibrillator. The introduction of these or other similar products may cause downward pricing pressure on the Company's existing products in order for the Company to remain competitive in the market.

    The Company believes that the principal competitive factors for AEDs in the professional EMT and first responder market segments are ease of use, low maintenance and training requirements, cost-effectiveness, size, safety and reliability. The ForeRunner AED is designed to address all these factors. However, there can be no assurance that the Company's products will compete favorably with the products offered by its competitors, or that superior defibrillation technologies will not be developed by these competitors or others which may render the Company's technology or products obsolete or noncompetitive. In addition, a number of companies may be engaged in the development of approaches for the treatment of sudden cardiac arrest other than those utilized by the Company. There can be no assurance that superior defibrillation technologies will not be developed by these competitors or others, or that alternative therapies or approaches, including pharmaceutical or other alternatives, will not render the Company's technology or products under development obsolete or noncompetitive.

MANUFACTURING

    The Company performs final assembly, testing, and inspection at its facility in Seattle, Washington. Due to limited experience in manufacturing its products in commercial quantities, the Company may encounter difficulties in scaling up production of the ForeRunner device, including problems involving material requirements planning, production yields, quality control and assurance and shortages of qualified personnel.

    The Company manufactures its products based on forecasted product orders and purchases subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend upon factors such as the specific supplier, contract terms and demand for a component at a given time. In addition, certain components used in the Company's products, such as flash memory chips and other electronic components, have long lead times and have been in short supply. The Company has acquired an inventory of flash memory chips and certain other components in anticipation of possible shortages, and may continue this practice for these or other components in the future. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. The Company purchases some key components, such as the main energy storage capacitor and the LCD display screen used in the ForeRunner, from sole source suppliers. For certain components, including the ForeRunner's batteries and microprocessors, there are relatively few sources of supply. In addition, several of the subassemblies in ForeRunner require the supplier to perform extensive testing before the Company accepts the subassembly into its final manufacturing process. These tests are specific to the design of ForeRunner and if a supplier is unable to meet the Company's requirements, an alternate supplier may be required. There can be no assurance that establishment of additional or replacement suppliers for these components can be accomplished quickly, or at all. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available.

GOVERNMENT REGULATION

    The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain.

    The Company successfully completed a GMP audit of its facility and subsequently received FDA clearance to market ForeRunner and its accessories in the United States in September 1996. In May 1996, the Company applied for and received ISO 9001 certification. In addition, the Company received its CE mark under the European Medical Device Directives Annex II process in May 1996, allowing Heartstream to market ForeRunner and its accessories in the 18 countries of the European Economic Area. Finally, the Company received a certificate of compliance from the Canadian Standards Association in October 1996, permitting the Company to market the ForeRunner AED in Canada. In order for the Company to market the ForeRunner and its related accessories in certain other foreign jurisdictions, the Company and its distributors and agents must obtain the required regulatory approvals and clearances. These regulations vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals.

    Regulatory approvals may include significant limitations on the indicated uses for which the product may be marketed. In addition, the Company and its distributors must comply with various regulations regarding product safety and quality in order to maintain approvals. The Company's manufacturing processes will be required to comply with the GMP regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of certain of the Company's third party suppliers, are subject to periodic inspection by the FDA and other agencies. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution.

RESEARCH AND DEVELOPMENT

    Research and development activities at the Company have historically been focused on development of the ForeRunner AED and its accessories. Recent activities of the staff of 26 individuals have focused on evaluating new products and improving the manufacturing process of the ForeRunner. Management believes the success of the Company is dependent, among other things, upon the ability to produce its products in a cost-effective manner and has devoted resources help improve its manufacturing process. In addition, management believes the long-term success of the Company is dependent upon the ability to exploit its core technologies or develop other cardiac care products which complement the Company's existing products. There can be no assurance that the Company's research and development efforts will be able to utilize existing technologies for other purposes, will result in additional commercially available products, or will not incur substantial difficulties or delays.

    For the years ended December 31, 1996, 1995, and 1994, the Company's research and development expenditures were approximately $6.4 million, $5.2 million, and $2.5 million, respectively.

PATENTS AND PROPRIETARY TECHNOLOGY; RELATED LITIGATION

    At December 31, 1996, the Company had filed a total of 35 patent applications with the United States Patent and Trademark Office, 16 of which had either been issued or allowed. The Company's success will depend in part on its ability to obtain additional patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. However, no assurance can be given that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses can be obtained on commercially reasonable terms, or at all. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming regardless of the outcome of such litigation. Litigation or regulatory proceedings may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims.

    The medical device market has been characterized by extensive litigation regarding patents, trade secret and other intellectual property rights. On November 13, 1995, Physio-Control Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or commercializing its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

    On January 7, 1997, the Company was awarded a patent relating to the Company's defibrillator self-test technology. On January 10, 1997, the Company filed a lawsuit against Physio-Control for infringement of this patent. Physio-Control has filed a counterclaim against the Company claiming infringement of one of Physio-Control's patents. The litigation is at a very early stage and a trial date has not yet been determined.

    While the Company generally enters into confidentiality agreements with its employees and consultants, there can be no assurance that the Company's trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

EMPLOYEES

    As of December 31, 1996, the Company had 95 full-time employees, 26 of whom were engaged in research and development, 17 in finance and administration, 26 in marketing and sales, 16 in manufacturing and 10 in regulatory and quality assurance. None of the Company's employees are covered by collective bargaining agreements, and the Company believes its relations with its employees are good.

    The Company's ability to operate successfully depends in significant part upon the continued service of certain key scientific, technical and managerial personnel, and its continuing ability to attract and retain additional highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain such personnel or that it can attract or retain other highly qualified scientific, technical and managerial personnel in the future. In addition, many employees of the Company, including a number of its key scientific, technical and managerial personnel, are subject to the terms of confidentiality agreements with respect to proprietary information of their former employers. The failure of these employees to comply with the terms of their agreements with, or other obligations to, such former employers could result in assertion of claims against the Company and such employees, which, if successful, could restrict their role with the Company.

OTHER FACTORS AFFECTING OPERATING RESULTS

    This Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of many factors. These factors include those discussed above as well as the following:

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company was founded in December 1992 and to date has engaged primarily in organizational, research and development, market development and clinical trial activities. The Company has generated limited revenues and, as of December 31, 1996, had an accumulated deficit of approximately $24.8 million. The Company expects to continue to incur operating losses at least through mid 1998 as it increases market development and penetration activities, initiates new research and development projects, seeks regulatory clearance for its products in additional jurisdictions and increases administrative activities to support growth of the Company. The Company has limited experience in manufacturing, marketing or selling its products in commercial quantities and there can be no assurance that the ForeRunner AED will ever gain commercial acceptance or that the Company will ever achieve profitability.

    DEPENDENCE UPON FORERUNNER. The ForeRunner AED and its related accessories are currently the Company's only products. There can be no assurance ForeRunner and its accessories or any other product developed by the Company will be safe or effective, approved by regulatory authorities or successfully marketed. The Company expects that ForeRunner and its accessories will account for substantially all of the Company's revenues for the foreseeable future.

    UNCERTAINTY OF MARKET ACCEPTANCE AND DEPENDENCE ON MARKET DEVELOPMENT. The Company's success is substantially dependent upon market acceptance of the ForeRunner AED. Currently, all commercially available AEDs utilize a monophasic waveform and utilize 200 to 360 Joules of energy in delivering their defibrillation therapy. Many of these AEDs have been marketed for several years, comply with the AHA recommended guideline for external defibrillation therapy and have been extensively used in the field. The Company's ForeRunner AED utilizes a biphasic waveform delivered at lower energy levels. There can be no assurance that the market will widely accept the Company's lower energy biphasic waveform protocol. The failure of ForeRunner's defibrillation protocol to be accepted by the market in a timely fashion, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that ForeRunner will demonstrate benefits in ease of use, maintenance and safety or will achieve acceptance in its target markets.

    The Company's success is also substantially dependent upon market development and expansion. AEDs are currently marketed by a number of companies into the existing EMT market, the Company's initial target market. The Company's future success depends upon substantially increasing the number of AEDs sold into the professional EMT market segment, as well as the emerging first responder market. Development of the first responder market will depend in a large part on the Company's ability to demonstrate to physicians and potential customers the benefits, safety, efficacy and cost-effectiveness of widespread use of its AED by responders who are less trained than EMTs. There can be no assurance that ForeRunner will gain market acceptance or that market demand for ForeRunner will be sufficient to allow profitable operations.

    Several states have enacted laws and regulations which govern the delivery of emergency medical services, including the use of external defibrillators. These laws and regulations in many cases restrict use of these devices to specified categories of trained personnel, mandate levels of operator training, and, in some cases, require that certain features be incorporated into external defibrillators, including features such as an ECG strip chart printer which are not currently incorporated into the ForeRunner AED. Accordingly, market acceptance of the ForeRunner will be significantly dependent upon the Company's ability to convince state and local government bodies and medical directors of the safety and efficacy of the ForeRunner and its potential for widespread deployment. There can be no assurance that such restrictions on the use of AEDs will be eased or removed.

    UNCERTAIN CUSTOMER DECISION PROCESSES. Most fire and police departments are part of municipal EMS systems. The key decision makers in these accounts typically include the city and/or county EMS director and the system's medical director. The decision process of these customers may be affected by budgetary constraints, and other government bureaucracy. In addition, customers in other market segments may reflect decision processes which are highly centralized. Accordingly, the Company believes the purchasing decision of many of its customers may be characterized by long decision processes, which may result in long sales cycles for the Company's product.

    FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory matters, the extent to which the Company's products gain market acceptance, and competition. Results of operations will also be affected by the timing of orders received and the ability of its sales force and distributors to effectively commercialize the Company's products.

    PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE. The manufacture and sale of medical products entail significant risk of product liability claims or product recalls. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the sale of its product. In addition, the Company may require increased product liability coverage as its products are further commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

    POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock is likely to be highly volatile due to the Company's relatively recent introduction of its product. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the common stock.

ITEM 2.  PROPERTIES

    The Company leases approximately 31,300 square feet of manufacturing and office space in Seattle, Washington. The Company's lease expires in July 2001, although the Company may terminate the lease in December 1999, or may extend the lease for two additional terms of three or five years following expiration of the initial lease term. The Company believes that its current facility will meet its requirements through 1997 and is in the process of evaluating additional production and office alternatives which would allow for growth of the Company.

ITEM 3.  LEGAL PROCEEDINGS

    The medical device market has been characterized by extensive litigation regarding patents, trade secret and other intellectual property rights. On November 13, 1995, Physio-Control Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of ForeRunner. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or commercializing its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially in cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

    On January 7, 1997, the Company was awarded a patent relating to the Company's defibrillator self-test technology. On January 10, 1997, the Company filed a lawsuit against Physio-Control for infringement of this patent. Physio-Control has filed a counterclaim against the Company claiming infringement of one of Physio-Control's patents. The litigation is at a very early stage and a trial date has not yet been determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The information required by Item 5 of Form 10-K is incorporated herein by reference to page 52 of the 1996 Annual Report to Stockholders, attached as
Exhibit 13.1 herewith, under the caption "Corporate Directory and Information."

    The closing price of the Company's Common Stock on March 7, 1997 as reported by the Nasdaq National Market was $11.63 per share.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by Item 6 of Form 10-K is incorporated herein by reference to page 25 of the 1996 Annual Report to Stockholders, attached as
Exhibit 13.1 herewith, under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by Item 7 of Form 10-K is incorporated herein by reference to pages 26-30 of the 1996 Annual Report to Stockholders, attached as
Exhibit 13.1 herewith, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 of Form 10-K is incorporated herein by reference to pages 31-51 of the 1996 Annual Report to Stockholders, attached as
Exhibit 13.1 herewith.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by Item 9 of Form 10-K is incorporated herein by reference to page 17 of the Company's definitive Proxy Statement under the caption "Change in Accountants." Such Proxy Statement was filed on March 19, 1997 with the Securities and Exchange Commission.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 of Form 10-K is incorporated herein by reference to pages 4-6, 11-14, and 17 of the Company's definitive Proxy Statement under the captions "Election of Directors," "Management," and "Compliance with Section 16(a) of the Exchange Act." Such Proxy Statement was filed on March 19, 1997 with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 of Form 10-K is incorporated herein by reference to pages 11-14 of the Company's definitive Proxy Statement under the caption "Management." Such Proxy Statement was filed on March 19, 1997 with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 of Form 10-K is incorporated herein by reference to pages 2-3 of the Company's definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management." Such Proxy Statement was filed on March 19, 1997 with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 of Form 10-K is incorporated herein by reference to page 17 of the Company's definitive Proxy Statement under the caption "Certain Transactions." Such Proxy Statement was filed on March 19, 1997 with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) List of Documents Filed as a Part of This Report

       (1) FINANCIAL STATEMENTS

           The following financial statements of the Company and report of Ernst & Young LLP, Independent Auditors, are incorporated by reference to pages 31-51 the 1996 Annual Report to Stockholders, attached as Exhibit 13.1 herewith:

           Balance Sheets at December 31, 1996 and 1995

           Statements of Operations for the years ended December 31, 1996, 1995, and 1994

           Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

           Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

           Notes to Financial Statements

           Report of Ernst and Young LLP, Independent Auditors

       (2) FINANCIAL STATEMENT SCHEDULES

           All schedules have been omitted because the required information is included in the financial statements or notes thereto, is not applicable, or is not required.

       (3) EXHIBITS

  EXHIBIT
   NUMBER     DESCRIPTION
------------  ------------------------------------------------------------------------------------------
 3.1(1)       Restated Certificate of Incorporation, as in effect prior to the initial public offering

 3.2(1)       Restated Certificate of Incorporation, as currently in effect

 3.3(1)       Bylaws

 3.4          Certificate of Designations of Rights, Preferences and Privileges of Series A
                Participating Preferred Stock

 4.1(1)       Specimen Common Stock Certificate

 4.2(2)       Preferred Share Rights Agreement, dated as of December 6, 1996, between the Registrant and
                ChaseMellon Shareholder Services, L.L.C.

10.1(1)       Form of Indemnification Agreement between the Company and each of its directors and officers

10.2          1993 Employee and Consultant Stock Plan, as amended, and form of Stock Option Agreement thereunder

10.3(1)       1995 Director Option Plan and form of Stock Option Agreement thereunder

10.4(1)       1995 Employee Stock Purchase Plan and forms of agreements thereunder

10.5(1)       Lease dated May 25, 1994 between the Registrant and Martin Selig

10.6(1)       Restated Investors Rights Agreement dated March 16, 1995 between the Registrant and certain holders of the Registrant's securities

10.7(1)       Agreement dated August 3, 1995 between the Registrant and Oki Semiconductor

10.8(1)(3)    International Distributor Agreement (undated) between the Registrant and Schiller AG

  EXHIBIT
   NUMBER     DESCRIPTION
------------  ------------------------------------------------------------------------------------------
10.9(1)       Employee Agreement dated November 8, 1993 between the Registrant and Alan J. Levy

10.10(1)(3)   International Distributor Agreement dated January 1996 between the Registrant and Nellcor
                Puritan-Bennett Europe B.V.

11.1          Calculation of Earnings per share

13.1          Portions of the 1996 Annual Report to Stockholders incorporated by reference

23.1          Consent of Ernst & Young LLP, Independent Auditors

24.1          Power of Attorney (see page 17)

27            Financial Data Schedule
------------------------

(1)  Incorporated by reference to the same numbered exhibit previously filed with the Company's registration statement on Form S-1 (No. 33-99908)

(2)  Incorporated by reference to Exhibit 1 filed with the Registrant's registration statement on Form
     8-A filed with the Commission on December 10, 1996

(3)  Confidential treatment granted as to certain portions of this exhibit


    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEARTSTREAM, INC.

                                By:               /s/ ALAN J. LEVY
                                     -----------------------------------------
                                                   Alan J. Levy,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY:

    Each person whose signature appears below hereby appoints Alan J. Levy and Gary Onn, and each of them severally, acting alone and without the other, his or her true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 26, 1997, on behalf of the registrant and in the capacities indicated:

               SIGNATURE                    TITLE
----------------------------------------    ----------------------------------------

            /s/ ALAN J. LEVY
   ---------------------------------        President, Chief Executive Officer and
             (Alan J. Levy)                   Director (Principal Executive Officer)

              /s/ GARY ONN                  Director of Finance and Administration
   ---------------------------------          (Principal Financial and Accounting
               (Gary Onn)                     Officer)

          /s/ ELLEN M. FEENEY
   ---------------------------------        Director
           (Ellen M. Feeney)

          /s/ FRANK M. FISCHER
   ---------------------------------        Director
           (Frank M. Fischer)

          /s/ WENDE S. HUTTON
   ---------------------------------        Director
           (Wende S. Hutton)

               SIGNATURE                    TITLE
----------------------------------------    ----------------------------------------

          /s/ MARK B. KNUDSON
   ---------------------------------        Director
           (Mark B. Knudson)

        /s/ MICHAEL J. LEVINTHAL
   ---------------------------------        Director
         (Michael J. Levinthal)

          /s/ KURT C. WHEELER
   ---------------------------------        Director
           (Kurt C. Wheeler)