Form 10-Q
period 1997-03-31
HEARTSTREAM INC/DE
filed 1997-05-14
CIK 1004313

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

    X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---       Exchange Act of 1934
             For the quarterly period ended March 31, 1997

                                      or

   --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from               to                 .
                                           --------------    ---------------

                         COMMISSION FILE NUMBER: 0-27330

                                 HEARTSTREAM, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                       91-1577477
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

                           2401 4TH AVENUE, SUITE 300
                               SEATTLE, WA  98121
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

At April 23, 1997, there were 11,714,262 shares of the Registrant's Common Stock outstanding.

                                HEARTSTREAM, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                    INDEX

PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements
                                                                          PAGE
                                                                          ----

              Balance Sheets as of March 31, 1997 (Unaudited)
               and December 31, 1996 . . . . . . . . . . . . . . . . .      3

              Statements of Operations (Unaudited) for the three months
               ended March 31, 1997 and 1996 . . . . . . . . . . . . .      4

              Statements of Cash Flows (Unaudited) for the three months
               ended March 31, 1997 and 1996 . . . . . . . . . . . . .      5

              Notes to Financial Statements. . . . . . . . . . . . . .      6

  Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . .      8


PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . .     16

  Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . .     17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .     19

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               HEARTSTREAM, INC.
                                BALANCE SHEETS

                                     ASSETS

                                                               March 31,       December 31,
                                                                 1997             1996
                                                              -----------      -----------
                                                              (Unaudited)
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . .  $ 25,857,276      $ 24,726,216
    Securities available-for-sale. . . . . . . . . . . . .    19,444,576        25,353,693
    Accounts receivable. . . . . . . . . . . . . . . . . .       839,179           944,579
    Inventories. . . . . . . . . . . . . . . . . . . . . .     2,892,569         1,548,441
    Prepaid expenses and other . . . . . . . . . . . . . .       693,399           114,091
                                                             -----------       -----------
        Total current assets . . . . . . . . . . . . . . .    49,726,999        52,687,020
Property and equipment, net. . . . . . . . . . . . . . . .     2,413,256         2,492,351
Other assets . . . . . . . . . . . . . . . . . . . . . . .            --           111,084
                                                             -----------       -----------
                                                            $ 52,140,255      $ 55,290,455
                                                             -----------       -----------
                                                             -----------       -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . .  $  2,138,160      $  1,779,871
    Accrued compensation and benefits. . . . . . . . . . .       651,243           293,312
    Other accrued expenses . . . . . . . . . . . . . . . .       418,477           127,246
    Current portion of long-term obligations . . . . . . .       414,815           409,207
                                                             -----------       -----------
        Total current liabilities. . . . . . . . . . . . .     3,622,695         2,609,636

Long-term obligations, less current portion  . . . . . . .       126,069           215,753

Commitments and contingencies

Stockholders' equity:
    Common stock, $0.001 par value
        Authorized shares - 30,000,000
        Issued and outstanding shares -
          11,679,444 at March 31, 1997 and
          11,635,404 at December 31, 1996. . . . . . . . .        11,679            11,635
    Additional paid-in-capital . . . . . . . . . . . . . .    77,291,636        77,271,965
    Accumulated deficit. . . . . . . . . . . . . . . . . .   (28,887,214)      (24,779,410)
    Deferred compensation. . . . . . . . . . . . . . . . .       (24,610)          (39,124)
                                                             -----------       -----------
        Total stockholders' equity . . . . . . . . . . . .    48,391,491        52,465,066
                                                             -----------       -----------
                                                            $ 52,140,255      $ 55,290,455
                                                             -----------       -----------
                                                             -----------       -----------


                             SEE ACCOMPANYING NOTES.

                               HEARTSTREAM, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Three Months Ended March 31,
                                            --------------------------------
                                                1997                 1996
                                            -----------           ----------
Net sales. . . . . . . . . . . . . . .      $ 1,280,979          $        --
Cost of sales. . . . . . . . . . . . .         (805,529)                  --
                                            -----------           ----------
  Gross margin . . . . . . . . . . . .          475,450                   --

Operating expenses:
  Research and development . . . . . .        1,351,714            1,347,866
  General and administrative . . . . .        1,544,724              916,781
  Sales and marketing. . . . . . . . .        2,305,173              340,031
                                            -----------           ----------
                                              5,201,611            2,604,678

Loss from operations . . . . . . . . .       (4,726,161)          (2,604,678)

Interest income, net . . . . . . . . .          600,792              513,786
                                            -----------           ----------
Net loss . . . . . . . . . . . . . . .      $(4,125,369)         $(2,090,892)
                                            -----------           ----------
                                            -----------           ----------



Net loss per share, historical . . . .      $     (0.35)         $     (0.25)
                                            -----------           ----------
                                            -----------           ----------

Shares used to calculate
  historical net loss per share. . . .       11,674,610            8,525,522
                                            -----------           ----------
                                            -----------           ----------

Net loss per share, pro forma. . . . .      $     (0.35)         $     (0.21)
                                            -----------           ----------
                                            -----------           ----------
Shares used to calculate
  pro forma net loss per share . . . .       11,674,610           10,159,074
                                            -----------           ----------
                                            -----------           ----------

                             SEE ACCOMPANYING NOTES.

                                HEARTSTREAM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months Ended March 31,
                                                                    -------------------------------
                                                                        1997                1996
                                                                    -----------         -----------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(4,125,369)       $ (2,090,892)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .       254,609             166,311
    Amortization of deferred compensation                               14,514              65,929
    (Accretion) of discounts and amortization of
      premiums on securities . . . . . . . . . . . . . . . . . .       (25,288)             16,918
    Changes in:
      Decrease in accounts receivable. . . . . . . . . . . . . .       105,400                  --
      Increase in inventories. . . . . . . . . . . . . . . . . .    (1,344,128)           (310,961)
      Increase in prepaid expenses . . . . . . . . . . . . . . .      (579,308)           (110,269)
      Decrease (increase) in other assets                              111,084             (12,789)
      Increase in accounts payable and accrued expenses  . . . .     1,007,451             403,659
                                                                    -----------         -----------
Net cash used in operating activities. . . . . . . . . . . . . .    (4,581,035)         (1,872,094)

INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . . . . . . . . . .      (175,514)           (187,213)
Purchase of securities . . . . . . . . . . . . . . . . . . . . .    (3,777,921)        (34,297,669)
Sales of securities. . . . . . . . . . . . . . . . . . . . . . .     2,700,000             500,000
Maturities of securities . . . . . . . . . . . . . . . . . . . .     7,029,891           2,002,490
                                                                    -----------         -----------
Net cash provided by (used in) investing activities  . . . . . .     5,776,456         (31,982,392)

FINANCING ACTIVITIES:
Deferred offering costs. . . . . . . . . . . . . . . . . . . . .            --             301,806
Principal payments on capitalized lease obligations. . . . . . .       (84,076)            (74,104)
Issuance of common stock, net of issuance costs  . . . . . . . .        19,715          49,000,887
                                                                    -----------         -----------
Net cash (used in) provided by financing activities. . . . . . .       (64,361)         49,228,589
                                                                    -----------         -----------
Net increase in cash and cash equivalents  . . . . . . . . . . .     1,131,060          15,374,103
Cash and cash equivalents, beginning of period . . . . . . . . .    24,726,216           5,970,768
                                                                    -----------         -----------
Cash and cash equivalents, end of period                           $25,857,276        $ 21,344,871
                                                                    -----------         -----------
                                                                    -----------         -----------
NONCASH TRANSACTION AND SUPPLEMENTAL DISCLOSURES:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . .   $    32,276        $     34,884
                                                                    -----------         -----------
                                                                    -----------         -----------
Conversion of preferred stock to common stock. . . . . . . . . .   $        --        $      6,190
                                                                    -----------         -----------
                                                                    -----------         -----------


                             SEE ACCOMPANYING NOTES.

                                HEARTSTREAM, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared by Heartstream, Inc. ("Heartstream" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which include only normal and recurring items, necessary for fair presentation of the interim periods presented. The results for the three months ended March 31, 1997 may not necessarily be indicative of the results for the year ending December 31, 1997. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in its Annual Report to Stockholders incorporated by reference into the Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

2.  INVENTORIES

        Inventories consist of the following:

                                                March 31,       December 31,
                                                  1997              1996
                                               ----------        ----------
        Raw materials                          $1,556,979        $1,023,182
        Work-in-process                           583,139           462,919
        Finished goods                            752,451            62,340
                                               ----------        ----------
                                               $2,892,569        $1,548,441
                                               ----------        ----------
                                               ----------        ----------

3.  NET LOSS PER SHARE

        Historical net loss per share is computed based on the weighted average number of common shares outstanding and gives effect to the following adjustments: common equivalent shares are not included in the per-share calculation where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for all periods using the treasury stock method and the initial public price of $13 per share even though their inclusion would be antidilutive.

        The pro forma net loss per share is computed based on the historical net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance.

                                HEARTSTREAM, INC.
                          NOTES TO FINANCIAL STATEMENTS

3.  NET LOSS PER SHARE (CONTINUED)

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change its method for calculating earnings per share and restate all prior periods presented. The impact of Statement 128 on the calculation of net loss per share for all current and prior periods is not expected to be material.

4.  LITIGATION

        In 1995, Physio-Control Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the Company's automatic external defibrillator, ForeRunner-TM-. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or selling its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

        On January 7, 1997, the Company was awarded a patent relating to the Company's defibrillator self-test technology. On January 10, 1997, the Company filed a lawsuit in U.S. Federal District Court in Seattle against Physio-Control for infringement of this patent. Physio-Control has filed a counterclaim charging infringement of one of its patents by the Company. Each party is seeking injunctive relief and unspecified monetary damages. The litigation is at a very early stage and a trial date has not yet been determined.

5.  RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform with current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW

    Heartstream, Inc. ("Heartstream" or "Company") was founded in December 1992 and has conducted organizational, research and development, market development and clinical trial activities of its automatic external defibrillator ("AED"), ForeRunner-TM-, during the past four years. In 1996 the Company received the required approvals to market ForeRunner and its accessories in several countries, including the United States, Canada and the 18 countries of the European Economic Area. With completion of ForeRunner's development process and required regulatory approvals, the Company initiated commercial shipments of the ForeRunner AED and its accessories to Heartstream's direct customers and international distribution partners in November 1996.

    The Company had an accumulated deficit of $28.9 million at March 31, 1997, and expects to continue to incur operating losses at least through 1998 as it builds its sales force, increases market development activities, seeks regulatory clearance for its products in additional jurisdictions, develops new products and increases administrative activities to support the growth of the Company. The Company does not have significant experience manufacturing, marketing or selling its products in commercial quantities and there can be no assurance that the ForeRunner defibrillator will ever gain commercial acceptance or that the Company will ever achieve profitability. In addition, the Company and its distributors are required to comply with regulations regarding product quality and safety in order to maintain regulatory approvals. Failure to comply with these requirements could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, suspension of production, or delays in the approval of additional products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    In 1995, Physio-Control Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the Company's automatic external defibrillator, ForeRunner-TM-. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or selling its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    On January 7, 1997, the Company was awarded a patent relating to the Company's defibrillator self-test technology. On January 10, 1997, the Company filed a lawsuit in U.S. Federal District Court in Seattle against Physio-Control for infringement of this patent. Physio-Control has filed a counterclaim charging infringement of one of its patents by the Company. Each party is seeking injunctive relief and unspecified monetary damages. The litigation is at a very early stage and a trial date has not yet been determined.

RESULTS OF OPERATIONS

    Net sales totaled $1.3 million for the three months ended March 31, 1997, representing the first full quarter of commercial shipments of the ForeRunner AED. The Company had no sales in the first quarter of 1996 as shipment of the Company's products commenced in November 1996. Sales to the Company's international distribution partners accounted for approximately 45% of net sales for the quarter. The Company expects international sales to decrease as a percent of total sales during the remainder of 1997 as it continues to identify domestic distribution partners and increases the size of its domestic sales force. Accessories accounted for approximately 15% of total sales for the quarter.

    Gross margin totaled $0.5 million, or 37% of net sales, for the three months ended March 31, 1997. The Company experienced production inefficiencies (which were resolved during the quarter) that affected margins. However, this was offset by an increase in sales of higher-margin domestic units. The Company expects margins to decline during the second quarter of 1997 due to the impact of an expected shipment to a large customer. Future margins may be impacted by shifts in the sales distribution channel mix and large sales at volume discounts to certain customers. In addition, the Company has established production facilities based on forecasted product demand. Actual utilization of these facilities may affect future margins.

    Research and development expenses totaled $1.4 million for the three months ended March 31, 1997, which is consistent with the same period in 1996. The Company expects research and development expenses in the next several quarters to continue near current levels as the development team improves the ForeRunner production process and undertakes development of new products and product enhancements.

    General and administrative expenses totaled $1.5 million for the three months ended March 31, 1997 compared to $0.9 million for the three months ended March 31, 1996. This represents an increase of $0.6 million, or 68% over the same period in the prior year. The increase was due to increased costs to operate as a public company, additional personnel and facilities costs to support growth of the Company and additional legal costs in connection with the Physio-Control litigation.

    Sales and marketing expenses totaled $2.3 million for the three months ended March 31, 1997 compared to $0.3 million for the three months ended March 31, 1996. The increase is primarily due to the hiring of direct sales representatives and marketing personnel, as well as promotional and market development activities. Sales and marketing expenses for the remainder of 1997 are expected to increase significantly over the same period of the prior year due to continued worldwide commercialization of the ForeRunner AED, including the hiring of additional direct sales representatives, establishment of additional domestic and international distribution channels, and increased advertising and promotional activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Interest income was $0.6 million for the three months ended March 31, 1997 compared to $0.5 million for the same period in 1996. This represents an increase of $0.1 million, or 15%. The increase was primarily due to higher cash and investment balances in 1997 as proceeds from the Company's initial public offering of common stock were received in February 1996.

INCOME TAXES

    The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception. At March 31, 1997, the Company had net operating loss carryforwards of approximately $28.0 million and research and development credit carryforwards of approximately $0.3 million, net of carryforwards expected to expire before their complete utilization. The operating loss carryforwards and research and development carryforwards begin to expire in the year 2008. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company's past sales of preferred and common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carryforwards. These limitations are expected to result in the expiration of approximately $1.0 million of net operating loss carryforwards and approximately $0.1 million research and development credit carryforwards before their complete utilization.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company's cash, cash equivalents and securities available-for-sale were $45.3 million, compared to $50.1 million at December 31, 1996. Cash used to fund operating activities was $4.6 million for the three months ended March 31, 1997 compared to $1.9 million for the three months ended March 31, 1996, reflecting increasing net losses principally related to increased sales, marketing and administrative expenditures. The Company expects to continue to incur operating losses as it supports the growth of its sales and marketing organization, undertakes new development activities and supports its ongoing litigation and administrative activities. Although the Company believes that its existing liquid assets and cash flows from sales will be sufficient to fund its operations through 1998, there can be no assurance that the Company will not require additional financing in the near future or that additional financing will be available on satisfactory terms, if at all.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company was founded in December 1992 and to date has engaged primarily in organizational, research and development, market development and clinical trial activities. The Company has generated limited revenues and, as of March 31, 1997, had an accumulated deficit of approximately $28.9 million. The Company expects to continue to incur operating losses at least through 1998 as it increases market development activities, initiates new research and development projects, seeks regulatory clearance for its products in additional jurisdictions and increases administrative activities to support growth of the Company. The Company has limited experience in manufacturing, marketing and selling its products in commercial quantities and there can be no assurance that the ForeRunner will ever gain commercial acceptance or that the Company will ever achieve profitability.

    DEPENDENCE UPON FORERUNNER. The ForeRunner AED and its related accessories are currently the Company's only products. The Company expects that the ForeRunner and its related accessories will account for substantially all of the Company's revenues for the foreseeable future. Accordingly, any problem or disruption in the manufacturing, acceptance or sale of the ForeRunner AED and its accessories could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    UNCERTAINTY OF MARKET ACCEPTANCE AND DEPENDENCE ON MARKET DEVELOPMENT. The Company's success is substantially dependent upon market acceptance of the ForeRunner AED. Currently, all other commercially available AEDs utilize a monophasic waveform and utilize 200 to 360 Joules of energy in delivering their defibrillation therapy. Many of these AEDs have been marketed for several years, comply with the American Heart Association ("AHA") recommended guideline for external defibrillation therapy and have been extensively used in the field. The Company's ForeRunner AED utilizes a biphasic waveform delivered at lower energy levels. There can be no assurance that the market will accept the Company's lower energy biphasic waveform protocol. In addition, there can be no assurance that ForeRunner will demonstrate benefits in ease of use, maintenance and safety or will achieve acceptance in its target markets.

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

trained than EMTs. Doing so may require significant sales and marketing resources. There can be no assurance that the ForeRunner will gain market acceptance or that market demand for the ForeRunner will be sufficient to allow profitable operations.

    Several states and foreign jurisdictions have enacted laws and regulations which govern the delivery of emergency medical services, including the use of external defibrillators. These laws and regulations in many cases currently restrict use of these devices to physicians or other specified categories of trained personnel, mandate levels of operator training and, in some cases, require that certain features be incorporated into external defibrillators, including features such as an ECG strip chart printer which are not currently incorporated into the ForeRunner. Accordingly, market acceptance of the ForeRunner will be significantly dependent upon the Company's ability to convince state, local and foreign government bodies and medical directors of the safety and efficacy of the ForeRunner and its potential for widespread deployment. There can be no assurance that such restrictions on the use of AEDs will be eased or removed.

    LENGTHY CUSTOMER DECISION PROCESSES. Because of budgetary and bureaucratic constraints, and because of the ForeRunner's innovative approach to treatment of sudden cardiac arrest, the Company believes purchasing decisions of some of its customers, particularly municipal accounts, may be characterized by long decision processes. The lengthy decision process may be exacerbated through sales and marketing tactics of the Company's competitors, which may be designed to create uncertainty and doubt in the minds of customers concerning the technology and efficacy of the ForeRunner AED. Accordingly, the Company's products may be subject to long sales cycles.

    COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. The domestic and international markets for external defibrillators are highly competitive, and most of the Company's competitors have substantial installed bases of products and significantly greater financial, technical, research and development, or sales and marketing resources than the Company. Several of the Company's competitors have been manufacturing defibrillators for many years and may have greater name recognition than the Company. Accordingly, the Company's competitors may be able to bring new product offerings to market quickly and may be able to increase sales of their products by leveraging their installed bases and established distribution channels. The Company believes that its primary competitors are companies that currently market AEDs into the professional EMT segment of the market. This market segment is dominated by Laerdal Medical, Inc. ("Laerdal") and Physio-Control International Corporation ("Physio-Control"). Other competitors that sell products into this market segment include SurVivaLink Corporation ("SurVivaLink"), and Zoll Medical, Inc. Laerdal, Physio-Control and SurVivaLink have recently introduced new AEDs targeted at markets similar to those targeted by the ForeRunner defibrillator. The introduction of these or other similar products may cause pricing pressure on the Company's existing products in order for the Company to remain competitive in the market.

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

    LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. The Company has limited experience selling and marketing its product in domestic or international markets. In the United States, the Company currently sells its products through a direct sales force. The Company intends to expand the size of its direct sales force during 1997. However competition for sales personnel is fierce and there can be no assurance that the Company will be able to attract qualified personnel. In addition to expanding its direct sales force, the Company believes that it may be necessary to enter into alliances with one or more domestic partners with significant distribution capabilities to successfully penetrate various segments of the first responder market. Although the Company has had discussions with potential domestic distributors and potential partners, the Company has not yet entered into any domestic distribution agreements. In international markets, the Company sells its products primarily through distributors, and to date has entered into agreements with distributors covering countries in Europe and the Asia-Pacific region. However, there can be no assurance that the Company's distributors will devote adequate resources to selling the Company's products over other products or will adequately train their sales force on the Company's products. In addition, there can be no assurance that the sales and marketing organization will be cost-effective, or that the Company's sales and marketing efforts will be successful.

    LIMITED MANUFACTURING EXPERIENCE. The Company performs final assembly, testing, and inspection at its facility in Seattle, Washington. Due to limited experience in manufacturing its products in commercial quantities, the Company may encounter difficulties in manufacturing the ForeRunner device, including problems involving material requirements planning, production yields, quality control and assurance and shortages of qualified personnel.

    POTENTIAL COMPONENT SHORTAGES; DEPENDENCE ON SOLE SOURCES OF SUPPLY. The Company manufactures its products based on forecasted product orders, and purchases subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly, and depend upon factors such as the specific supplier, contract terms and demand for a component at a given time. In addition, certain components used in the Company's products have long lead times and have been in short supply. The Company has acquired an inventory of certain components in anticipation of possible shortages, and may continue this practice for these or other components in the future. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. The Company purchases some key components, such as the main energy storage capacitor and the LCD display screen used in the ForeRunner, from sole source suppliers. For certain components, including the ForeRunner's batteries and microprocessors, there are relatively few sources of supply. In addition, several of the subassemblies in ForeRunner require the supplier to perform extensive testing before the Company accepts the subassembly into its final manufacturing process. These tests are specific to the design of ForeRunner and if a supplier is unable to meet the Company's requirements, an alternate supplier may be required. There can be no assurance that establishment of additional or replacement suppliers for these components can be accomplished quickly, or at all. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    DEPENDENCE UPON PATENTS AND PROPRIETARY TECHNOLOGY; RELATED LITIGATION. At March 31, 1997, the Company had filed a total of 39 patent applications with the United States Patent and Trademark Office, 16 of which had either been issued or allowed. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. However, no assurance can be given that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses can be obtained on commercially reasonable terms, or at all. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming regardless of the outcome of such litigation.

    The medical device market has been characterized by extensive litigation regarding patents, trade secrets and other intellectual property rights. In 1995, Physio-Control Corporation, a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the Company's automatic external defibrillator, ForeRunner-TM-. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or selling its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for September 1997. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsels, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    On January 7, 1997, the Company was awarded a patent relating to the Company's defibrillator self-test technology. On January 10, 1997, the Company filed a lawsuit in U.S. Federal District Court in Seattle against Physio-Control for infringement of this patent. Physio-Control has filed a counterclaim charging infringement of one of its patents by the Company. Each party is seeking injunctive relief and unspecified monetary damages. The litigation is at a very early stage and a trial date has not yet been determined.

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

    In 1996 the Company received the required approvals to market ForeRunner and its accessories in several countries, including the United States, Canada and the 18 countries of the European Economic Area. In order for the Company to market the ForeRunner and its related accessories in certain other foreign jurisdictions, the Company and its distributors and agents must obtain the required regulatory approvals and clearances. These regulations vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals.

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

    POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock is likely to be highly volatile due to the Company's relatively recent introduction of its products. Factors such as fluctuations in the Company's sales and operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the common stock.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    On January 7, 1997, the Company was awarded a patent relating to the Company's defibrillator self-test technology. On January 10, 1997, the Company filed a lawsuit in U.S. Federal District Court in Seattle against Physio-Control for infringement of this patent. Physio-Control has filed a counterclaim charging infringement of one of its patents by the Company. Each party is seeking injunctive relief and unspecified monetary damages. The litigation is at a very early stage and a trial date has not yet been determined.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

        3.1(1)      Restated Certificate of Incorporation, as in effect prior to initial public offering
        3.2(1)      Restated Certificate of Incorporation, as currently in
                    effect
        3.3(1)      Bylaws
        3.4(3)      Certificate of Designation of Rights, Preferences and
                    Privileges of Series A Participating Preferred Stock
        4.1(1)      Specimen Common Stock Certificate
        4.2(2)      Preferred Share Rights Agreement, dated as of December 6,
                    1996 between the Registrant and ChaseMellon Shareholder
                    Services, L.L.C.
        10.1(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers
        10.2(3)     1993 Employee and Consultant Stock Plan, as amended, and
                    form of Stock Option Agreement thereunder
        10.3(1)     1995 Director Option Plan and form of Stock Option Agreement thereunder
        10.4(1)     1995 Employee Stock Purchase Plan and forms of agreements
                    thereunder
        10.5(1)     Lease dated May 25, 1994 between the Registrant and Martin
                    Selig
        10.6(1)     Restated Investors Rights Agreement dated March 16, 1995
                    between the Registrant and certain holders of the
                    Registrant's securities
        10.7(1)     Agreement dated August 3, 1995 between the Registrant and
                    Oki Semiconductor
        10.8(1)(4)  International Distributor Agreement (undated) between the
                    Registrant and Schiller AG
        10.9(1)     Employee Agreement dated November 8, 1993 between the
                    Registrant and Alan J. Levy
        10.10(1)(4) International Distributor Agreement dated January 1996 between the Registrant and Nellcor Puritan-Bennett Europe
                    B.V.
        11.1        Calculation of earnings per share
        27          Financial Data Schedules

        ------------------

        (1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908)
        (2) Incorporated by reference to Exhibit 1 filed with the Registrant's registration statement on Form 8-A filed with the Commission on December 10, 1996
        (3) Incorporated by reference to the Registrant's 1996 Form 10-K filed with the Commission on March 31, 1997
        (4) Confidential treatment granted with respect to a portion of this exhibit

  (b)  Reports on Form 8-K

       None.

                                  SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HEARTSTREAM, INC.
                                    (Registrant)


Date          May 9, 1997           /s/ Gary Onn
    ----------------------------    --------------------------------
                                    Gary Onn
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date          May 9, 1997           /s/ Alan J. Levy
    ----------------------------    --------------------------------
                                    Alan J. Levy
                                    President, Chief Executive Officer and
                                     Director
                                    (Principal Executive Officer)

                                HEARTSTREAM, INC.

                                INDEX TO EXHIBITS


Exhibit No.
-----------
3.1(1)      Restated Certificate of Incorporation, as in effect prior to initial public offering
3.2(1)      Restated Certificate of Incorporation, as currently in effect
3.3(1)      Bylaws
3.4(3)      Certificate of Designation of Rights, Preferences and Privileges of
            Series A Participating Preferred Stock
4.1(1)      Specimen Common Stock Certificate
4.2(2)      Preferred Share Rights Agreement, dated as of December 6, 1996 between the Registrant and ChaseMellon Shareholder Services, L.L.C.
10.1(1)     Form of Indemnification Agreement between the Registrant and each
of          its directors and officers
10.2(3)     1993 Employee and Consultant Stock Plan, as amended, and form of
            Stock Option Agreement thereunder
10.3(1)     1995 Director Option Plan and form of Stock Option Agreement thereunder
10.4(1)     1995 Employee Stock Purchase Plan and forms of agreements thereunder
10.5(1)     Lease dated May 25, 1994 between the Registrant and Martin Selig
10.6(1)     Restated Investors Rights Agreement dated March 16, 1995 between the
            Registrant and certain holders of the Registrant's securities
10.7(1)     Agreement dated August 3, 1995 between the Registrant and Oki
            Semiconductor
10.8(1)(4)  International Distributor Agreement (undated) between the Registrant and Schiller AG
10.9(1)     Employee Agreement dated November 8, 1993 between the Registrant and Alan J. Levy
10.10(1)(4) International Distributor Agreement dated January 1996 between the
            Registrant and Nellcor Puritan-Bennett Europe B.V.
11.1        Calculation of earnings per share
27          Financial Data Schedules

----------------------

(1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908)
(2) Incorporated by reference to Exhibit 1 filed with the Registrant's registration statement on Form 8-A filed with the Commission on December 10, 1996
(3) Incorporated by reference to the Registrants 1996 Form 10-K filed with the Commission on March 31, 1997
(4)  Confidential treatment granted with respect to a portion of this exhibit