Form 10-Q
period 1997-06-30
HEARTSTREAM INC/DE
filed 1997-08-13
CIK 1004313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

  __X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the quarterly period ended June 30, 1997

                                       or

  _____ Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from _______________ to ________________.

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

                        Yes __X__                 No _____

At July 23, 1997, there were 11,763,672 shares of the Registrant's Common Stock outstanding.

                               HEARTSTREAM, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                           Page
                                                                           ----
         Balance Sheets as of June 30, 1997 (Unaudited) and December 31,
          1996...........................................................    3

         Statements of Operations (Unaudited) for the three and six months
           ended June 30, 1997 and 1996..................................    4

         Statements of Cash Flows (Unaudited) for the six months ended
           June 30, 1997 and 1996........................................    5

         Notes to Financial Statements...................................    6

 Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    8

PART II.    OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders............   18

 Item 6.  Exhibits and Reports on Form 8-K...............................   19

SIGNATURES...............................................................   20

INDEX TO EXHIBITS........................................................   21

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                               HEARTSTREAM, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                  June 30,     December 31
                                                    1997           1996
                                                ------------   ------------
                                                (Unaudited)
Current assets:
   Cash and cash equivalents..................  $ 20,684,595   $ 24,726,216
   Securities available-for-sale..............    17,921,512     25,353,693
   Accounts receivable, net...................     1,139,963        944,579
   Inventories................................     4,008,538      1,548,441
   Prepaid expenses and other.................       994,499        114,091
                                                ------------   ------------
      Total current assets....................    44,749,107     52,687,020
Property and equipment, net...................     2,486,644      2,492,351
Other assets..................................            --        111,084
                                                ------------   ------------
                                                $ 47,235,751   $ 55,290,455
                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...........................  $    992,938   $  1,779,871
   Accrued compensation and benefits..........       855,753        293,312
   Other accrued expenses.....................       496,974        127,246
   Current portion of long-term obligations...       384,768        409,207
                                                ------------   ------------
      Total current liabilities...............     2,730,433      2,609,636

 Long-term obligations, less current portion..        77,446        215,753

 Commitments and contingencies

 Stockholders' equity:
   Common stock, $0.001 par value
      Authorized shares - 30,000,000
      Issued and outstanding shares -
       11,758,296 at June 30, 1997 and
       11,635,404 at December 31, 1996........        11,758         11,635
   Additional paid-in-capital.................    77,468,264     77,271,965
   Accumulated deficit........................   (33,035,377)   (24,779,410)
   Deferred compensation......................       (16,773)       (39,124)
                                                ------------   ------------
      Total stockholders' equity..............    44,427,872     52,465,066
                                                ------------   ------------
                                                $ 47,235,751   $ 55,290,455
                                                ============   ============

                            See accompanying notes.

                               HEARTSTREAM, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      Three Months                 Six Months
                                     Ended June 30,              Ended June 30,
                               -------------------------   -------------------------
                                   1997          1996          1997          1996
                               -----------   -----------   -----------   -----------
Net sales....................  $ 2,380,899   $        --   $ 3,661,878   $        --
Cost of sales................   (1,698,515)           --    (2,504,044)           --
                               -----------   -----------   -----------   -----------
 Gross margin................      682,384            --     1,157,834            --

Operating expenses:
 Research and development....    1,309,289     1,612,801     2,661,003     2,960,667
 General and administrative..    1,636,697     1,270,378     3,181,421     2,187,159
 Sales and marketing.........    2,428,407       642,766     4,733,580       982,797
                               -----------   -----------   -----------   -----------
                                 5,374,393     3,525,945    10,576,004     6,130,623

Loss from operations.........   (4,692,009)   (3,525,945)   (9,418,170)   (6,130,623)

Interest income, net.........      549,231       746,316     1,150,023     1,260,102
                               -----------   -----------   -----------   -----------
Net loss.....................  $(4,142,778)  $(2,779,629)  $(8,268,147)  $(4,870,521)
                               ===========   ===========   ===========   ===========


Net loss per share,
 historical..................       $(0.35)       $(0.24)       $(0.71)       $(0.49)
                                    ======        ======       =======        ======
Shares used to calculate
 historical net loss per
 share.......................   11,743,757    11,427,645    11,709,184     9,976,584
                               ===========   ===========   ===========   ===========



Net loss per share, pro forma.........................................   $     (0.45)
                                                                         ===========
Shares used to calculate
 pro forma net loss per
 share................................................................    10,793,360
                                                                         ===========

                            See accompanying notes.

                               HEARTSTREAM, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         Six Months Ended June 30,
                                                        ----------------------------
                                                            1997           1996
                                                        -------------  -------------

OPERATING ACTIVITIES:
Net loss..............................................  $ (8,268,147)  $ (4,870,521)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization.......................       452,406        347,040
  Amortization of deferred compensation...............        22,351        111,827
  (Accretion) of discounts and amortization of
   premiums on securities.............................       (26,481)       106,778
  Changes in:
   Increase in accounts receivable....................      (195,384)            --
   Increase in inventories............................    (2,460,097)      (422,354)
   Increase in prepaid expenses and other.............      (880,408)      (195,986)
   Decrease (increase) in other assets................       111,084        (86,895)
   Increase in accounts payable and accrued expenses..       145,236        504,950
                                                        ------------   ------------
Net cash used in operating activities.................   (11,099,440)    (4,505,161)

INVESTING ACTIVITIES:
Purchase of property and equipment....................      (446,699)      (508,255)
Purchase of securities................................    (5,758,735)   (52,470,841)
Sales of securities...................................     4,200,000      2,700,000
Maturities of securities..............................     9,029,577      4,010,160
                                                        ------------   ------------
Net cash provided by (used in) investing activities...     7,024,143    (46,268,936)

FINANCING ACTIVITIES:
Deferred offering costs...............................            --        301,806
Principal payments on capitalized lease obligations...      (162,746)      (151,072)
Issuance of common stock, net of issuance costs.......       196,422     49,023,529
                                                        ------------   ------------
Net cash provided by financing activities.............        33,676     49,174,263
                                                        ------------   ------------
Net decrease in cash and cash equivalents.............    (4,041,621)    (1,599,834)
Cash and cash equivalents, beginning of period........    24,726,216      5,970,768
                                                        ------------   ------------
Cash and cash equivalents, end of period..............  $ 20,684,595   $  4,370,934
                                                        ============   ============

NONCASH TRANSACTION AND SUPPLEMENTAL DISCLOSURES:
Cash paid for interest................................  $     40,557   $     66,822
                                                        ============   ============
Conversion of preferred stock to common stock.........  $         --   $      6,190
                                                        ============   ============

                            See accompanying notes.

                               HEARTSTREAM, INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared by Heartstream, Inc. ("Heartstream" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which include only normal and recurring items, necessary for fair presentation of the interim periods presented. The results for the three and six months ended June 30, 1997 may not necessarily be indicative of the results for the year ending December 31, 1997. These financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, included in its Annual Report to Stockholders incorporated by reference into the Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

2.  INVENTORIES

      Inventories consist of the following:

                                   June 30,   December 31,
                                     1997         1996
                                  ----------  ------------

               Raw materials      $1,918,887    $1,023,182
               Work-in-process     1,533,230       462,919
               Finished goods        556,421        62,340
                                  ----------    ----------
                                  $4,008,538    $1,548,441
                                  ==========    ==========

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

4.  LITIGATION

      In 1995, Physio-Control International Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner(R) automatic external defibrillator. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or selling its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for March 1998. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsel, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  Heartstream, Inc. ("Heartstream" or "Company") was founded in December 1992 and has conducted organizational, research and development, market development and clinical trial activities of its ForeRunner(R) automatic external defibrillator ("AED") during the past four years. In 1996 the Company received the required approvals to market ForeRunner and its accessories in several countries, including the United States, Canada and the 18 countries of the European Economic Area. With completion of ForeRunner's development process and required regulatory approvals, the Company initiated commercial shipments of the ForeRunner AED and its accessories to Heartstream's direct customers and international distribution partners in November 1996. During 1997, regulatory approvals have been awarded to the Company in nine additional countries including Australia and China.

  The Company's ForeRunner is an innovative AED which utilizes a patented low-energy biphasic waveform for the treatment of sudden cardiac arrest (SCA), the leading cause of death in the United States. The Company's ForeRunner AED is the only currently available AED which utilizes a biphasic waveform.

  The Company had an accumulated deficit of $33.0 million at June 30, 1997, and expects to continue to incur operating losses into 1999 as it increases market development activities, initiates new research and development projects, seeks regulatory clearance for its products in additional jurisdictions and increases administrative activities to support growth of the Company. The Company does not have significant experience manufacturing, marketing or selling its products in commercial quantities and there can be no assurance that the ForeRunner defibrillator will ever gain broad commercial acceptance or that the Company will ever achieve profitability. In addition, the Company and its distributors are required to comply with regulations regarding product quality and safety in order to maintain regulatory approvals. Failure to comply with these requirements could result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, suspension of production, or delays in the approval of additional products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  In 1995, Physio-Control International Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner automatic external defibrillator. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or selling its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for March 1998. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsel, believes that the Company should prevail in the litigation based on several defenses

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

  Net sales totaled $2.4 million and $3.7 million for the three and six months ended June 30, 1997, respectively. The Company had no sales during the first six months of 1996 as shipment of the Company's products commenced in November 1996. Sales to the Company's international distribution partners accounted for approximately 45% and 23% of net sales for the three months ended March 31 and June 30, 1997, respectively. During the second quarter of 1997 the Company entered into a domestic distribution agreement for certain geographic market segments in the United States, and expects to enter into agreements with other distribution partners throughout the remainder of 1997. In addition, the Company expects domestic sales to further increase as a percent of total sales as it increases the size of its domestic sales force and adds domestic distribution partners. Accessories accounted for approximately 15% and 12% of total sales for the three months ended March 31 and June 30, 1997, respectively.

  Gross margin totaled $0.7 million, or 29% of net sales, for the three months ended June 30, 1997. For the six month period ended June 30, 1997, gross margin totaled $1.2 million, or 32% of net sales. Margins declined during the second quarter of 1997 from 37% in the first quarter of 1997 due to a significant lower-margin order shipped during the quarter. Partially offsetting the impact of this order was an increase in direct domestic sales which generally have higher gross margins than sales to international distributors. Future margins may be impacted by shifts in the sales distribution channel mix and large sales at volume discounts to certain customers. In addition, the Company has established production facilities based on forecasted product demand. Actual utilization of these facilities may affect future margins.

  Research and development expenses totaled $1.3 million for the three months ended June 30, 1997, compared to $1.6 million for the same period in 1996. For the six months ended June 30, 1997 and 1996, research and development expenses totaled $2.7 million and $3.0 million, respectively. Higher expenses in the prior year were due to greater research and development activities focused on the final validation and qualification of ForeRunner, and activities associated with obtaining regulatory approval to manufacture, market and sell the Company's products. The Company expects research and development expenses during the next several quarters to increase over second quarter 1997 results as the Company undertakes development of new products and product enhancements and works to improve existing production processes of the ForeRunner AED.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  General and administrative expenses totaled $1.6 million for the three months ended June 30, 1997 compared to $1.3 million for the three months ended June 30, 1996. This represents an increase of $0.3 million, or 29% over the same period in the prior year. For the six months ended June 30, 1997, general and administrative expenses increased 45% to $3.2 million from $2.2 million for the same period in 1996. The increase was due to increased costs to operate as a public company, additional personnel and facilities costs to support growth of the Company and additional legal costs in connection with the Physio-Control litigation.

  Sales and marketing expenses totaled $2.4 million for the three months ended June 30, 1997 compared to $0.6 million for the same period in 1996. For the six months ended June 30, 1997 and 1996, sales and marketing expenses totaled $4.7 million and $1.0 million, respectively. Commercial shipments of the ForeRunner AED totaled $3.7 million through June 30, 1997 while no commercial shipments were made during the same periods in the prior year. The increase in expenses is primarily due to the hiring of direct sales representatives and marketing personnel, as well as promotional and market development activities. Sales and marketing expenses for the remainder of 1997 are expected to increase somewhat compared to current levels due to continued worldwide commercialization of the ForeRunner AED, including the hiring of additional direct sales representatives, establishment of additional domestic and international distribution channels, and increased advertising and promotional activities.

  Net interest income was $0.5 million for the three months ended June 30, 1997 compared to $0.7 million for the same period in 1996. This represents a decrease of $0.2 million, or 26%. The decrease was primarily due to lower cash and investment balances in 1997 as proceeds from the Company's initial public
offering of common stock were received in February 1996.     Net interest income
was $1.2 million for the six months ended June 30, 1997 compared to $1.3 million for the same period in 1996.

INCOME TAXES

  The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception. At June 30, 1997, the Company had net operating loss carryforwards of approximately $32.0 million and research and development credit carryforwards of approximately $0.3 million, net of carryforwards expected to expire before their complete utilization. The operating loss carryforwards and research and development carryforwards begin to expire in the year 2008. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company's past sales of preferred and common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carryforwards. These limitations are expected to result in the expiration of approximately $1.0 million of net operating loss carryforwards and approximately $0.1 million research and development credit carryforwards before their complete utilization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1997, the Company's cash, cash equivalents and securities available-for-sale totaled $38.6 million, compared to $50.1 million at December 31, 1996. Cash used to fund operating activities was $11.1 million for the six months ended June 30, 1997 compared to $4.5 million for the six months ended June 30, 1996, reflecting increased inventory balances and net losses principally related to increased sales and marketing expenditures. The Company expects to continue to incur operating losses as it supports the growth of its sales and marketing organization, undertakes new development activities and supports its ongoing litigation and administrative activities. Although the Company believes that its existing liquid assets and cash flows from sales will be sufficient to fund its operations through 1998, there can be no assurance that the Company will not require additional financing in the near future or that additional financing will be available on satisfactory terms, if at all.

RISK FACTORS

  This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

  Fluctuations in Operating Results. The Company's results of operations will depend upon numerous factors, including actions relating to regulatory matters, the extent to which the Company's products gain market acceptance, increased competition, and changes in pricing policies by the Company and its competitors. Results of operations will also be affected by the size and timing of orders received and the ability of its sales force and distributors to effectively commercialize the Company's products. In addition, the mix of sales to distribution partners versus sales by direct sales representatives may affect operating results since sales to distribution partners generally are made at lower prices and there timing is more difficult to predict. Based on these factors, operating results may fluctuate significantly from quarter to quarter and differ from expectations of public market analysts and investors.

  History of Losses and Expectation of Future Losses. The Company was founded in December 1992 and to date has generated limited revenues. At June 30, 1997, the Company had an accumulated deficit of approximately $33.0 million. The Company expects to continue to incur operating losses into 1999 as it increases market development activities, initiates new research and development projects, seeks regulatory clearance for its products in additional jurisdictions and increases administrative activities to support growth of the Company. The Company has limited experience in manufacturing, marketing and selling its products in commercial quantities and there can be no assurance that the ForeRunner will ever gain broad commercial acceptance or that the Company will ever achieve profitability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Product Liability and Recall Risk; Limited Insurance Coverage. The manufacture and sale of medical products entail significant risk of product liability claims and product recalls. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the sale of its product. In addition, the Company may require increased product liability coverage as its products are further commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertainty of Market Acceptance and Dependence on Market Development. The Company's success is substantially dependent upon market acceptance of the ForeRunner AED. Currently, all other commercially available AEDs utilize a monophasic waveform and utilize 200 to 360 Joules of energy in delivering their defibrillation therapy. Many of these AEDs have been marketed for several years, comply with the American Heart Association ("AHA") recommended guideline for external defibrillation therapy and have been extensively used in the field. The Company's ForeRunner AED utilizes a biphasic waveform delivered at lower energy levels. There can be no assurance that the market will broadly accept the Company's lower energy biphasic waveform protocol. In addition, there can be no assurance that ForeRunner will demonstrate benefits in ease of use, maintenance and safety or will achieve wide acceptance in its target markets.

  The Company's success is also substantially dependent upon market development and expansion. AEDs are currently marketed by a number of companies into the existing professional emergency medical technician ("EMT") market, the Company's initial target market. The Company's future success depends upon substantially increasing the number of AEDs sold into the professional EMT market segment, as well as the emerging first responder market. Development of the first responder market will depend in large part on the Company's ability to demonstrate to physicians and potential customers the benefits, safety, efficacy and cost-effectiveness of widespread use of its AED by first responders who are generally less trained than EMTs. Doing so may require significant sales and marketing resources. There can be no assurance that the ForeRunner will gain broad commercial acceptance or that market demand for the ForeRunner will be sufficient to allow profitable operations.

  Several states and foreign jurisdictions have enacted laws and regulations which govern the delivery of emergency medical services, including the use of external defibrillators. These laws and regulations in many cases currently restrict use of these devices to physicians or other specified categories of trained personnel, mandate levels of operator training and, in some cases, require that certain features be incorporated into external defibrillators, including features such as an ECG strip chart printer which are not currently incorporated into the ForeRunner. Accordingly, market acceptance of the ForeRunner will be significantly dependent upon the Company's ability to convince state, local and foreign government bodies and medical directors of the safety and efficacy of the ForeRunner and its potential for widespread deployment. There can be no assurance that restrictions on the use of AEDs will be eased or removed.

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

  Competition and Risk of Technological Obsolescence. The domestic and international markets for external defibrillators are highly competitive, and several of the Company's competitors have substantial installed bases of products and significantly greater financial, technical, research and development, or sales and marketing resources than the Company. Several of the Company's competitors have been manufacturing defibrillators for many years and may have greater name recognition than the Company. Accordingly, the Company's competitors may be able to bring new product offerings to market quickly and may be able to increase sales of their products by leveraging their installed bases and established distribution channels. The Company believes that its primary competitors are companies that currently market AEDs into the professional EMT segment of the market. This market segment is dominated by Laerdal Medical, Inc. ("Laerdal") and Physio-Control International Corporation ("Physio-Control"). Other competitors that sell products into this market segment include SurVivaLink Corporation ("SurVivaLink"), and Zoll Medical, Inc.
Laerdal, Physio-Control and SurVivaLink have recently introduced new AEDs targeted at markets similar to those targeted by the ForeRunner defibrillator. The introduction of these or other similar products may cause pricing pressure on the Company's existing products in order for the Company to remain competitive in the market.

  The Company believes that the principal competitive factors for AEDs in the professional EMT and first responder market segments are ease of use, low maintenance and training requirements, cost-effectiveness, size, safety and reliability. The ForeRunner AED is designed to address all these factors. However, there can be no assurance that the Company's products will compete favorably with the products offered by its competitors, or that superior defibrillation technologies will not be developed by these competitors or others which may render the Company's technology or products obsolete or noncompetitive. In addition, a number of companies may be engaged in the development of approaches for the treatment of sudden cardiac arrest other than
those utilized by the Company.   There can be no assurance that superior
defibrillation technologies will not be developed by these competitors or others, or that alternative therapies or approaches, including pharmaceutical or other alternatives, will not render the Company's technology, products, or products under development obsolete or noncompetitive.

  Limited Sales, Marketing and Distribution Experience. The Company has limited experience selling and marketing its product in domestic or international markets. In the United States, the Company currently sells its products primarily through a direct sales force. The Company intends to expand the size of its direct sales force during the remainder of 1997. However, competition for sales personnel is fierce and there can be no assurance that the Company will be able to attract or retain qualified personnel. In addition, the Company believes that it may be necessary to enter into alliances with additional domestic partners with significant distribution capabilities to successfully penetrate various segments of the first responder market. There can be no assurance that the Company will be able to enter into any such alliances. In international markets, the Company sells its products primarily through distributors, and to date has entered into agreements with distributors covering 33 countries worldwide.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

However, there can be no assurance that the Company's distributors will devote adequate resources to selling the Company's products over other products or will adequately train their sales force about the Company's products. In addition, there can be no assurance that the Company's sales and marketing organization will be cost-effective, or that the Company's sales and marketing efforts will be successful.

  Limited Manufacturing Experience.   The Company performs final assembly,
testing, and inspection at its facility in Seattle, Washington. Due to limited experience in manufacturing its products in commercial quantities, the Company may encounter difficulties in manufacturing the ForeRunner AED, including problems involving material requirements planning, production yields, quality control and assurance, and scaling production capacity and other resources to meet current and future demand for the product. Fluctuations in any of the above factors could impact the Company's ability to manufacture its products in a profitable manner.

  Potential Component Shortages; Dependence on Sole Sources of Supply. The Company manufactures its products based on forecasted product orders, and purchases subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly and depend upon factors such as the specific supplier, contract terms and demand for a component at a given time. In addition, certain components used in the Company's products have long lead times and have been in short supply. The Company has acquired an inventory of certain components in anticipation of possible shortages, and may continue this practice for these or other components in the future. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components.
The Company purchases some key components, such as the main energy storage capacitor and the LCD display screen used in the ForeRunner, from sole source suppliers. For certain components, including the ForeRunner's batteries and microprocessors, there are relatively few sources of supply. In addition, several of the subassemblies in the ForeRunner require the supplier to perform extensive testing before the Company accepts the subassembly into its final manufacturing process. These tests are specific to the design of ForeRunner and if a supplier is unable to meet the Company's requirements, an alternate supplier may be required. There can be no assurance that establishment of additional or replacement suppliers for these components can be accomplished quickly, or at all. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available.

  Dependence Upon Patents and Proprietary Technology; Related Litigation. At June 30, 1997, the Company had filed a total of 39 patent applications with the United States Patent and Trademark Office, 18 of which had either been issued or allowed. The Company's success will depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. However, no assurance can be given that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

  The medical device market has been characterized by extensive litigation regarding patents, trade secrets and other intellectual property rights. In 1995, Physio-Control, a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner automatic external defibrillator. These employees were founders of Heartstream and former employees of Physio-Control. The complaint includes related allegations that the five employees breached proprietary information agreements with Physio-Control. The complaint seeks injunctive relief, unspecified monetary damages and an order declaring Physio-Control the owner of certain patent applications filed by the Company and any patents that may issue from those applications. Heartstream has filed counterclaims against Physio-Control. The pending litigation has resulted and will continue to result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. If the court finds against the Company, the Company could be enjoined from manufacturing or selling its ForeRunner product, the Company could be required to seek licenses from Physio-Control, and the Company could also be held liable for damages. The litigation is currently in the discovery phase with a trial date set for March 1998. The Company has conducted a review of its technology in light of the Physio-Control claims and, after consultation with its intellectual property and litigation counsel, believes that the Company should prevail in the litigation based on several defenses including, among other things, the Company's conclusion that it has independently developed the technology at issue. However, litigation is subject to inherent uncertainties, especially cases such as this where complex technical issues may be decided by a lay jury. Accordingly, no assurance can be given that the lawsuit will not be decided against the Company. Adverse determinations in the litigation with Physio-Control could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  In 1996 the Company received the required approvals to market ForeRunner and its accessories in several countries, including the United States, Canada and the 18 countries of the European Economic Area. During 1997 regulatory approvals have been awarded to the Company in nine additional countries, including Australia and China. In order for the Company to market the ForeRunner and its related accessories in other foreign jurisdictions, the Company and its distributors and agents must obtain the required regulatory approvals and clearances. These regulations vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries in a timely manner, if at all, or that the Company will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals.

  Regulatory approvals may include significant limitations on the indicated uses for which the product may be marketed. In addition, the Company and its distributors must comply with various regulations regarding product safety and quality in order to maintain approvals. The Company's manufacturing processes are required to comply with the GMP regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of certain of the Company's third party suppliers, are subject to periodic inspection by the FDA and other agencies. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of approvals and criminal prosecution.

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

  Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock is likely to be highly volatile due to the Company's relatively recent introduction of its products. Factors such as fluctuations in the Company's sales and operating results, announcements of technological innovations, new products introduced by the Company or its competitors, significant orders placed by new or existing customers of the Company or its competitors, FDA and international regulatory actions, developments with respect to patents or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held its 1997 Annual Meeting of Stockholders on April 29, 1997 with three matters submitted to stockholders for vote. At the record date, March 7, 1997, there were 11,675,972 shares of the Company's Common Stock issued and outstanding. Stockholders representing 9,814,504 shares, or 84.1% of the total shares issued and outstanding, were present at said meeting either in person or by proxy.

  The first matter submitted for vote was to elect two directors to serve a three-year term expiring upon the 2000 Annual Meeting of Stockholders, or until their successors are duly elected and qualified. The nominees were elected with the following results:

                     Votes    Percent of    Votes    Percent of
                   Cast For   Votes Cast   Withheld  Votes Cast
                   ---------  -----------  --------  -----------

Ellen M. Feeney    9,777,202       99.62%    37,302        0.38%
Kurt C. Wheeler    9,776,028       99.61%    38,476        0.39%

  The Company's Board of Directors is comprised of those elected at the 1997 Annual Meeting as well as the following directors completing their terms: Alan
J. Levy, Frank M. Fischer, Wende S. Hutton, Mark B. Knudson, Michael J.
Levinthal.

  The Second matter submitted for vote was to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. The appointment was ratified with the following results:

                           Votes         Votes
                          Cast For   Cast Against   Abstentions
                         ----------  -------------  ------------

Number                   9,780,723         17,022        16,759
Percent of Votes Cast        99.66%          0.17%         0.17%

  The third matter submitted for vote was to approve amendments to the 1993 Employee and Consultant Stock Plan (the "Plan") to increase the number of shares reserved for issuance thereunder by 1,600,000 shares, to a new total of 4,100,000 shares, to include non-employee directors as persons eligible to receive awards under the Plan, and to make certain changes to the administration provisions of the Plan to reflect recent changes made by the Securities and Exchange Commission to the rules under Section 16 of the Securities Exchange Act of 1934. The proposal was approved with the following results:

                             Votes         Votes         Broker
                           Cast For    Cast Against   Abstentions   Non-Votes
                          ----------   ------------   -----------   ----------
Number                     5,771,147     1,669,758       66,870     2,306,729
Percent of Votes Cast          76.87%        22.24%      0.89%


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    3.1(1)      Restated Certificate of Incorporation, as in effect prior to initial public offering
    3.2(1)      Restated Certificate of Incorporation, as currently in effect
    3.3(1)      Bylaws
    3.4(3)      Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
    4.1(1)      Specimen Common Stock Certificate
    4.2(2)      Preferred Share Rights Agreement, dated as of December 6, 1996 between the Registrant and ChaseMellon
                Shareholder Services, L.L.C.
   10.1(1)      Form of Indemnification Agreement between the Registrant and each of its directors and officers
   10.2(5)      1993 Employee and Consultant Stock Plan, as amended, and form of Stock Option Agreement thereunder, as amended
   10.4(1)      1995 Employee Stock Purchase Plan and forms of agreements thereunder
   10.5(1)      Lease dated May 25, 1994 between the Registrant and Martin Selig
   10.6(1)      Restated Investors Rights Agreement dated March 16, 1995 between the Registrant and certain holders of the
                Registrant's securities
   10.7(1)      Agreement dated August 3, 1995 between the Registrant and Oki Semiconductor
   10.8(1)(4)   International Distributor Agreement (undated) between the Registrant and Schiller AG
   10.9(1)      Employee Agreement dated November 8, 1993 between the Registrant and Alan J. Levy
   10.10(1)(4)  International Distributor Agreement dated January 1996 between the Registrant and Nellcor Puritan-Bennett
                Europe B.V.
   10.11        Form of Change of Control Severance Agreement by and between the Registrant and certain individuals, together with a schedule identifying such individuals and setting forth the material details, if any, in which the document to which each such individual is a party differs from the foregoing document
   10.12        Lease dated June 10, 1997 between the Registrant and Martin Selig
   11.1         Computation of Net Loss Per Share
   27.1         Financial Data Schedule

   ---------------------------
   (1) Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (No. 33-99908)
   (2) Incorporated by reference to Exhibit 1 filed with the Registrant's registration statement on Form 8-A filed with the Commission on December 10, 1996
   (3) Incorporated by reference to the Registrant's 1996 Form 10-K filed with the Commission on March 31, 1997
   (4) Confidential treatment granted with respect to a portion of this exhibit
   (5) Incorporated by reference to Exhibit 10.1 filed with the Registrant's registration statement on Form S-8 filed with the Commission on June 13, 1997

(b) Reports on Form 8-K
    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HEARTSTREAM, INC.
                                    (Registrant)


Date     August 7, 1997             /s/ Gary Onn
    ------------------------         ---------------------------------
                                    Gary Onn
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               HEARTSTREAM, INC.

                               INDEX TO EXHIBITS

Exhibit No.
-----------
  3.1(1)     Restated Certificate of Incorporation, as in effect prior to initial public offering
  3.2(1)     Restated Certificate of Incorporation, as currently in effect
  3.3(1)     Bylaws
  3.4(3)     Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock
  4.1(1)     Specimen Common Stock Certificate
  4.2(2)     Preferred Share Rights Agreement, dated as of December 6, 1996 between the Registrant and ChaseMellon Shareholder
             Services, L.L.C.
 10.1(1)     Form of Indemnification Agreement between the Registrant and each of its directors and officers
 10.2(5)     1993 Employee and Consultant Stock Plan, as amended, and form of Stock Option Agreement thereunder, as amended
 10.4(1)     1995 Employee Stock Purchase Plan and forms of agreements thereunder
 10.5(1)     Lease dated May 25, 1994 between the Registrant and Martin Selig
 10.6(1)     Restated Investors Rights Agreement dated March 16, 1995 between the Registrant and certain holders of the
             Registrant's securities
 10.7(1)     Agreement dated August 3, Registrant and Oki Semiconductor
 10.8(1)(4)  International Distributor Agreement (undated) between the Registrant and Schiller AG
 10.9(1)     Employee Agreement dated November 8, 1993 between the Registrant and Alan J. Levy
 10.10(1)(4) International Distributor Agreement dated January 1996 between the Registrant and Nellcor Puritan-Bennett
             Europe B.V.
 10.11       Form of Change of Control Severance Agreement by and between the Registrant and certain individuals, together with a schedule identifying such individuals and setting forth the material details, if any, in which the document to which each such individual is a party differs from the foregoing document
 10.12       Lease dated June 10, 1997 between the Registrant and Martin Selig
 11.1        Computation of Net Loss Per Share
 27.1        Financial Data Schedule

-------------------
(1) Incorporated by reference to the same numbered exhibit previously filed the Company's Registration Statement on Form S-1 (No. 33-99908)
(2) Incorporated by reference to Exhibit 1 filed with the Registrant's registration statement on Form 8-A filed with the Commission on December 10, 1996
(3) Incorporated by reference to the Registrants 1996 Form 10-K filed with the Commission on March 31, 1997
(4) Confidential treatment granted with respect to a portion of this exhibit
(5) Incorporated by reference to Exhibit 10.1 filed with the Registrant's registration statement on Form S-8 filed with the Commission on June 13, 1997