Form 10-Q
period 1997-09-30
HEARTSTREAM INC/DE
filed 1997-11-12
CIK 1004313

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------
         Exchange Act of 1934
         For the quarterly period ended September 30, 1997

                                      or

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934
         For the transition period from  ________________to __________________.



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



At October 22, 1997, there were 11,791,482 shares of the Registrant's Common Stock outstanding.

                               HEARTSTREAM, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX


PART I.  FINANCIAL INFORMATION


 Item 1. Financial Statements                                                                              Page
                                                                                                           ----

              Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996...................   3

              Statements of Operations (Unaudited) for the three and nine months
                ended September 30, 1997 and 1996.........................................................   4

              Statements of Cash Flows (Unaudited) for the nine months ended
                September 30, 1997 and 1996...............................................................   5

              Notes to Financial Statements...............................................................   6

 Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................   8


PART II.      OTHER INFORMATION

 Item 1.      Legal Proceedings...........................................................................  16

 Item 2.      Changes in Securities and Use of Proceeds...................................................  16

 Item 6.      Exhibits and Reports on Form 8-K............................................................  17


SIGNATURES................................................................................................  18


INDEX TO EXHIBITS.........................................................................................  19

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                               HEARTSTREAM, INC.
                                BALANCE SHEETS

                                    ASSETS

                                                September 30,      December 31,
                                                     1997              1996
                                                -------------      ------------
                                                 (Unaudited)
Current assets:
 Cash and cash equivalents....................   $ 19,994,502       $ 24,726,216
 Securities available-for-sale................     14,727,279         25,353,693
 Accounts receivable, net.....................      1,855,292            944,579
 Inventories..................................      4,194,909          1,548,441
 Prepaid expenses and other...................        885,069            114,091
                                                 ------------       ------------
  Total current assets........................     41,657,051         52,687,020
Property and equipment, net...................      2,314,477          2,492,351
Other assets..................................             --            111,084
                                                 ------------       ------------
                                                 $ 43,971,528       $ 55,290,455
                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................   $    940,480       $  1,779,871
  Accrued compensation and benefits...........      1,114,553            293,312
  Other accrued expenses......................        730,750            127,246
  Current portion of long-term obligations....        279,695            409,207
                                                 ------------       ------------
     Total current liabilities................      3,065,478          2,609,636

Long-term obligations, less current portion...         38,450            215,753

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value
     Authorized shares - 30,000,000
     Issued and outstanding shares -
      11,789,782 at September 30, 1997 and
      11,635,404 at December 31, 1996.........         11,790             11,635
  Additional paid-in-capital..................     77,631,888         77,271,965
  Accumulated deficit.........................    (36,767,692)       (24,779,410)
  Deferred compensation.......................         (8,386)           (39,124)
                                                 ------------       ------------
     Total stockholders' equity...............     40,867,600         52,465,066
                                                 ------------       ------------
                                                 $ 43,971,528       $ 55,290,455
                                                 ============       ============

                            See accompanying notes.

                               HEARTSTREAM, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        Three Months                    Nine Months
                                     Ended September 30,            Ended September 30,
                                 ---------------------------   -----------------------------
                                     1997           1996            1997            1996
                                 -----------     -----------    ------------    ------------

Net sales.....................   $ 2,644,386     $        --    $  6,306,264    $         --
Cost of sales.................    (1,530,075)             --      (4,034,119)             --
                                 -----------     -----------    ------------    ------------
 Gross margin.................     1,114,311              --       2,272,145              --

Operating expenses:
 Sales and marketing..........     2,605,766       1,104,628       7,339,346       2,087,425
 General and administrative...     1,410,816       1,340,450       4,592,237       3,527,609
 Research and development.....     1,319,539       1,641,493       3,980,542       4,602,160
                                 -----------     -----------    ------------    ------------
                                   5,336,121       4,086,571      15,912,125      10,217,194

Loss from operations..........    (4,221,810)     (4,086,571)    (13,639,980)    (10,217,194)

Interest income, net..........       490,027         697,929       1,640,050       1,958,031
                                 -----------     -----------    ------------    ------------
Net loss......................   $(3,731,783)    $(3,388,642)   $(11,999,930)   $ (8,259,163)
                                 ===========     ===========    ============    ============


Net loss per share, historical.  $     (0.32)    $     (0.29)   $      (1.02)   $      (0.79)
                                 ===========     ===========    ============    ============
Shares used to calculate
 historical net loss per share.   11,776,024      11,530,046      11,731,464      10,494,404
                                 ===========     ===========    ============    ============

Net loss per share, pro forma.................................................. $      (0.75)
                                                                                ============
Shares used to calculate
 pro forma net loss per share..................................................   11,038,922
                                                                                ============



                            See accompanying notes.

                               HEARTSTREAM, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Nine Months Ended September 30,
                                                          ---------------------------------
                                                                1997              1996
                                                          ----------------   --------------

Operating activities:
Net loss...............................................      $(11,999,930)    $ (8,259,163)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization........................           700,445          536,937
  Amortization of noncash compensation.................            88,321          144,370
  (Accretion) of discounts and amortization of
   premiums on securities..............................           (28,336)         172,118
  Changes in:
   Increase in accounts receivable.....................          (910,713)              --
   Increase in inventories.............................        (2,646,468)        (755,154)
   Increase in prepaid expenses and other..............          (770,978)         (90,796)
   Decrease (increase) in other assets.................           111,084          (31,149)
   Increase in accounts payable and accrued expenses...           585,354        1,025,988
                                                             ------------     ------------
Net cash used in operating activities..................       (14,871,221)      (7,256,849)

Investing activities:
Purchase of property and equipment.....................          (522,571)        (987,013)
Purchase of securities.................................        (5,763,179)     (57,558,530)
Sales of securities....................................         5,400,000        7,900,000
Maturities of securities...............................        11,029,577       13,489,358
                                                             ------------     ------------
Net cash provided by (used in) investing activities....        10,143,827      (37,156,185)

Financing activities:
 Deferred offering costs...............................                --          301,806
 Principal payments on capitalized lease obligations...          (306,815)        (231,975)
 Issuance of common stock, net of issuance costs.......           302,495       49,028,000
                                                             ------------     ------------
Net cash (used in) provided by financing activities....            (4,320)      49,097,831
                                                             ------------     ------------
Net (decrease) increase in cash and cash equivalents...        (4,731,714)       4,684,797
Cash and cash equivalents, beginning of period.........        24,726,216        5,970,768
                                                             ------------     ------------
Cash and cash equivalents, end of period...............      $ 19,994,502     $ 10,655,565
                                                             ============     ============

Noncash transaction and supplemental disclosures:
 Cash paid for interest................................      $     55,713     $     96,247
                                                             ============     ============
Conversion of preferred stock to common stock..........      $         --     $      6,190
                                                             ============     ============

                            See accompanying notes.

                               HEARTSTREAM, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

       The accompanying unaudited financial statements have been prepared by Heartstream, Inc. ("Heartstream" or the "Company") according to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the financial statements reflect all adjustments, which include only normal and recurring items, necessary for fair presentation of the interim periods presented. The results for the three and nine months ended September 30, 1997 may not necessarily be indicative of the results for the year ending December 31, 1997. These financial statements and related notes should be read in conjunction with the CompanyOs audited financial statements for the year ended December 31, 1996, included in its Annual Report to Stockholders incorporated by reference into the Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

       In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"), which is effective for fiscal year 1998. Statement 130 requires the Company to present comprehensive income and the components of comprehensive income on the Statement of Operations for all period presented. The impact of Statement 130 is not expected to result in a material difference between reported income and comprehensive income for any period presented.

2.  Inventories

       Inventories consist of the following:

                                    September 30,   December 31,
                                        1997            1996
                                    -------------   ------------

               Raw materials           $2,591,759     $1,023,182
               Work-in-process            559,062        462,919
               Finished goods           1,044,088         62,340
                                       ----------     ----------
                                       $4,194,909     $1,548,441
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

                               HEARTSTREAM, INC.
                         NOTES TO FINANCIAL STATEMENTS


3.  Net Loss Per Share (continued)

       The pro forma net loss per share is computed based on the historical net loss per share adjusted for the assumed conversion of all outstanding shares of convertible preferred stock into common stock at the time of issuance.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("Statement 128"), which is effective for interim and annual periods ending after December 15, 1997. Statement 128 requires the Company to change its method for calculating earnings per share and restate all prior periods presented. The impact of Statement 128 on the calculation of net loss per share for all current and prior periods is not expected to be material.

4.  Litigation

       In 1995, Physio-Control International Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner(R) automatic external defibrillator. These employees were founders of Heartstream and former employees of Physio-Control. The complaint included related allegations that the five employees breached proprietary information agreements with Physio-Control. The Company filed counterclaims against Physio-Control. In a separate case, in January 1997, the Company filed a lawsuit in U.S. Federal District Court in Seattle against Physio-Control for infringement of a patent relating to the Company's defibrillator self-test technology. Physio-Control filed a counterclaim charging infringement of one of its patents by the Company.

       In October 1997, the Company and Physio-Control reached a mutually satisfactory settlement of all outstanding litigation between the companies. As a result of the settlement, all court actions filed by each company against the other have been dismissed with prejudice, along with all counterclaims. The effect of the settlement is not expected to have a material adverse effect on the Company's business or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

   Heartstream, Inc. ("Heartstream" or "Company") was founded in December 1992 and conducted organizational, research and development, market development and clinical trial activities related to its ForeRunner(R) automatic external defibrillator ("AED") during its first four years. In 1996 the Company received the required regulatory approvals to market the ForeRunner AED and its accessories in several countries, including the United States, Canada and the 18 countries of the European Economic Area. With completion of ForeRunner's development process and required regulatory approvals, the Company initiated commercial shipments of the ForeRunner AED and its accessories in November 1996. As of September 30, 1997, the Company had received regulatory approvals to market and sell the ForeRunner AED in 34 countries around the world.

   The Company's ForeRunner is an innovative AED which utilizes a patented low-energy, impedance-compensating biphasic waveform for the treatment of sudden cardiac arrest (SCA), the leading cause of death in the United States. The Company's ForeRunner AED is the only currently available AED which utilizes a biphasic waveform.

   In 1995, Physio-Control International Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner AED. These employees were founders of Heartstream and former employees of Physio-Control. The complaint included related allegations that the five employees breached proprietary information agreements with Physio-Control. The Company filed counterclaims against Physio-Control. In a separate case, in January 1997, the Company filed a lawsuit in U.S. Federal District Court in Seattle against Physio-Control for infringement of a patent relating to the Company's defibrillator self-test technology. Physio-Control filed a counterclaim charging infringement of one of its patents by the Company.

   In October 1997, the Company and Physio-Control reached a mutually satisfactory settlement of all outstanding litigation between the companies. As a result of the settlement, all court actions filed by each company against the other have been dismissed with prejudice, along with all counterclaims. The effect of the settlement is not expected to have a material adverse effect on the Company's business or financial position.

Results of Operations

   Net sales totaled $2.6 million and $6.3 million for the three and nine months ended September 30, 1997, respectively. The Company had no sales during the first nine months of 1996 as the Company obtained the required regulatory clearances in September 1996 and shipments commenced in November 1996. During the third quarter of 1997 the Company entered into additional domestic distribution agreements for certain market segments in the United States, and expects to enter into agreements with other distribution partners throughout the remainder of 1997. Domestic sales for the third quarter of 1997 accounted for approximately 80% of gross sales compared to 61% and 75% in the first and second quarters of 1997, respectively. The increase in domestic sales as a percent of total sales is due to the Company's expansion of its sales and marketing efforts in domestic markets and slower international sales in Europe during the summer vacation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


months. Accessories accounted for approximately 12% of total sales for the three months ended September 30, 1997, consistent with results for the first and second quarters of 1997.

   Gross margin totaled $1.1 million, or 42% of net sales, for the three months ended September 30, 1997. For the nine month period ended September 30, 1997, gross margin totaled $2.3 million, or 36% of net sales. Margins for the third quarter of 1997 were higher than margins on a year-to-date basis due to a significant lower-margin order shipped during the second quarter. In addition, third quarter margins increased over first and second quarter results of 37% and 29%, respectively, as higher production levels during the quarter reduced the overall cost per unit. Future margins may be affected by shifts in the sales distribution channel mix and large sales at volume discounts to certain customers. In addition, the Company has established production facilities based on forecasted product demand. Actual utilization of these facilities may affect future margins.

   Sales and marketing expenses totaled $2.6 million for the three months ended September 30, 1997 compared with $1.1 million for the same period in 1996. For the nine months ended September 30, 1997 and 1996, sales and marketing expenses totaled $7.3 million and $2.1 million, respectively. The increase in expenses is primarily due to the hiring of direct sales representatives and marketing personnel in 1997, as well as increased promotional and market development activities. Sales and marketing expenses through September 30, 1996 were limited to market development activities as commercial sales of the ForeRunner AED had not yet commenced. Sales and marketing expenses for the remainder of 1997 are expected to increase slightly compared to third quarter of 1997. This is a result of continued worldwide commercialization of the ForeRunner AED, including the hiring of additional direct sales representatives, continued growth of domestic and international distribution channels, and increased advertising and promotional activities.

   General and administrative expenses totaled $1.4 million for the three months ended September 30, 1997 compared with $1.3 million for the three months ended September 30, 1996. This represents an increase of $0.1 million, or 5% over the same period in the prior year. For the nine months ended September 30, 1997, general and administrative expenses increased 30% to $4.6 million from $3.5 million for the same period in 1996. The year-to-date increase was due to increased costs to operate as a public company, additional personnel and facilities costs to support growth of the Company, and additional legal costs in connection with the Physio-Control litigation in the first and second quarters of 1997. Increases in general and administrative expenses were less pronounced in the third quarter due to lower legal costs associated with the Physio-Control litigation.

   Research and development expenses totaled $1.3 million for the three months ended September 30, 1997, compared with $1.6 million for the same period in 1996. This represents a decrease of 20% from the same period in the prior year. For the nine months ended September 30, 1997 and 1996, research and development expenses decreased 14% to $4.0 million from $4.6 million for the same period in the prior year. Higher expenses in the prior year were due to greater research and development activities focused on the final validation and qualification of ForeRunner, and activities associated with obtaining regulatory approval to manufacture, market and sell the Company's products. The Company expects research and development expenses during the next several quarters to increase over third quarter 1997 results as the Company undertakes development of new products and product enhancements and works to improve existing production processes of the ForeRunner AED.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Net interest income was $0.5 million for the three months ended September 30, 1997 compared to $0.7 million for the same period in 1996. This represents a decrease of $0.2 million, or 30%. For the nine months ended September 30, 1997, net interest income was $1.6 million, compared to $2.0 million for the same period in 1996. Net interest income in 1997 has been directly affected by the lower cash and investment balances during the year. Total cash and investments has decreased each quarter since the Company's February 1996 initial public offering of common stock as proceeds from the offering have been used to fund operations.

Income Taxes

   The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception. At September 30, 1997, the Company had net operating loss carryforwards of approximately $36.0 million and research and development credit carryforwards of approximately $0.3 million, net of carryforwards expected to expire before their complete utilization. The operating loss carryforwards and research and development carryforwards begin to expire in the year 2008. Utilization of federal income tax carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company's past sales of preferred and common stock have resulted in "ownership changes" as defined under Section 382, resulting in limitations on the future use of carryforwards. These limitations are expected to result in the expiration of approximately $1.0 million of net operating loss carryforwards and approximately $0.1 million research and development credit carryforwards before their complete utilization.

Liquidity and Capital Resources

   At September 30, 1997, the CompanyOs cash, cash equivalents and securities available-for-sale totaled $34.7 million, compared to $50.1 million at December 31, 1996. Cash used to fund operating activities was $14.9 million for the nine months ended September 30, 1997 compared to $7.3 million for the nine months ended September 30, 1996, reflecting increased inventory balances and net losses principally related to increased sales and marketing expenditures. The Company expects to continue to incur operating losses as it supports the growth of its sales and marketing organization and undertakes new development activities. Although the Company believes that its existing liquid assets and cash flows from sales will be sufficient to fund its operations into 1999, there can be no assurance that the Company will not require additional financing in the near future or that additional financing will be available on satisfactory terms, if at all.

Risk Factors

   This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

   Fluctuations in Operating Results. The Company's results of operations will depend upon numerous factors, including actions relating to regulatory matters, the extent to which the Company's products gain market acceptance, increased competition, and changes in pricing policies by the Company and its competitors. Results of operations will also be affected by the size and timing of orders received and the ability of its sales force and distributors to effectively commercialize the Company's products. In addition, the mix of sales to distribution partners versus sales by direct sales representatives may affect

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


operating results since sales to distribution partners generally are made at lower prices and their timing is more difficult to predict. Based on these factors, operating results may fluctuate significantly from quarter to quarter and differ from expectations of public market analysts and investors.

   History of Losses and Expectation of Future Losses. The Company was founded in December 1992 and to date has generated limited revenues. At September 30, 1997, the Company had an accumulated deficit of approximately $36.8 million.
The Company expects to continue to incur operating losses into 1999 as it increases market development activities, builds distribution channels, initiates new research and development projects, seeks regulatory clearance for its products in additional jurisdictions and increases administrative activities to support growth of the Company. The Company has limited experience in manufacturing, marketing and selling its products in commercial quantities and there can be no assurance that the ForeRunner will ever gain broad commercial acceptance or that the Company will ever achieve profitability.

   Dependence Upon ForeRunner. The ForeRunner AED and its related accessories are currently the CompanyOs only products. The Company expects that the ForeRunner and its related accessories will account for substantially all of the CompanyOs revenues for the foreseeable future. Accordingly, any problem or disruption in the manufacturing, acceptance or sale of the ForeRunner AED and its accessories could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Uncertainty of Market Acceptance and Dependence on Market Development. The Company's success is substantially dependent upon market acceptance of the ForeRunner AED. Currently, all other commercially available AEDs utilize a monophasic waveform and utilize 200 to 360 Joules of energy in delivering their defibrillation therapy. These AEDs comply with the American Heart Association ("AHA") recommended guideline for external defibrillation therapy. The Company's ForeRunner AED utilizes a biphasic waveform delivered at lower energy levels. There can be no assurance that the market will broadly accept the Company's lower energy biphasic waveform protocol. In addition, there can be no assurance that ForeRunner will demonstrate product benefits or will achieve wide acceptance in its target markets.

  The Company's success is also substantially dependent upon market development and expansion. AEDs are currently marketed by a number of companies into the existing professional emergency medical technician ("EMT") market, one of the Company's target markets. The Company's future success depends upon substantially increasing the number of AEDs sold into the professional EMT market segment, as well as the emerging first responder market. Development of the first responder

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


market will depend in large part on the Company's ability to demonstrate to physicians and potential customers the benefits, safety, efficacy and cost-effectiveness of widespread use of its AED by first responders who are generally less trained than EMTs. Doing so may require significant sales and marketing resources. There can be no assurance that the ForeRunner AED will gain broad commercial acceptance or that market demand for the ForeRunner will be sufficient to allow profitable operations.

   Several states and foreign jurisdictions have enacted laws and regulations which govern the delivery of emergency medical services, including the use of external defibrillators. These laws and regulations in many cases currently restrict use of these devices to physicians or other specified categories of trained personnel, mandate levels of operator training and, in some cases, require that certain features be incorporated into external defibrillators, including features such as an ECG strip chart printer which are not currently incorporated into most AEDs, including the ForeRunner. Accordingly, market acceptance of the ForeRunner will be significantly dependent upon the Company's ability to convince state, local and foreign government bodies and medical directors of the safety and efficacy of the ForeRunner AED and its potential for widespread deployment. There can be no assurance that restrictions on the use of AEDs will be eased or removed.

   Lengthy Customer Decision Processes. Because of budgetary and bureaucratic constraints, the Company believes purchasing decisions of some of its customers, particularly municipal accounts, may be characterized by long decision processes. Accordingly, the Company's products may be subject to long sales cycles.

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

   Limited Sales, Marketing and Distribution Experience. The Company has limited experience selling and marketing its product in domestic or international markets. In the United States, the Company currently sells its products through a direct sales force and distribution partners. The Company intends to expand the size of its direct sales force during the remainder of 1997 and expects to sign additional domestic distribution partners by the end of 1997. However, competition for sales personnel is fierce and there can be no assurance that the Company will be able to attract or retain qualified sales personnel. In addition, there can be no assurance that the Company will be able to maintain its current distribution partners or enter into additional domestic distribution agreements. In international markets, the Company sells its products primarily through distributors, and to date has entered into agreements with distributors throughout the world. However, there can be no assurance that the Company's distributors will devote adequate resources to selling the Company's products over other products or will adequately train their sales force about the Company's products. In addition, there can be no assurance that the Company's sales and marketing organization will be cost-effective, or that the Company's sales and marketing efforts will be successful.

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

   Potential Component Shortages; Dependence on Sole Sources of Supply. The Company manufactures its products based on forecasted product orders, and purchases subassemblies and components prior to receipt of purchase orders from customers. Lead times for materials and components ordered by the Company vary significantly and depend upon factors such as the specific supplier, contract terms and demand for a component at a given time. In addition, certain components used in the Company's products have long lead times and have been in short supply. The Company has acquired an inventory of certain components in anticipation of possible shortages, and may continue this practice for these or other components in the future. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components.
The Company purchases some key components, such as the main energy storage capacitor and the LCD display screen used in the ForeRunner AED, from sole source suppliers. For certain components, including the ForeRunner's batteries and microprocessors, there are relatively few sources of supply. In addition, several of the subassemblies in the ForeRunner AED require the supplier to perform extensive testing before the Company accepts the subassembly into its final manufacturing process. These tests are specific to the design of ForeRunner and if a supplier is unable to meet the Company's requirements, an alternate supplier may be required. There can be no assurance that establishment of additional or replacement suppliers for these components can be accomplished quickly, or at all. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Dependence Upon Patents and Proprietary Technology. As of September 30, 1997, the Company had filed a total of 43 patent applications with the United States Patent and Trademark Office, 21 of which had either been issued or allowed. In addition, the Company had filed a total of 19 patent applications in foreign jurisdictions, two of which have been issued. The Company's success will depend in part on its ability to obtain additional patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company will continue to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. However, no assurance can be given that any patents from pending patent applications or from any future patent application will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to the Company, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. Litigation or regulatory proceedings, which could result in substantial cost and uncertainty to the Company, may also be necessary to enforce patent or other intellectual property rights of the Company or to determine the scope and validity of other parties' proprietary rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses can be obtained on commercially reasonable terms, or at all. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming regardless of the outcome of such litigation.

   The Company may from time to time rely on trade secrets and unpatented proprietary technology in the improvement of its existing products and the development of future products. While the Company generally enters into confidentiality agreements with its employees and consultants to ensure the Company's interests are protected, there can be no assurance that these trade secrets or proprietary technology will not become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

   Government Regulation. The design, manufacturing, labeling, distribution and marketing of the Company's products are subject to extensive and rigorous government regulation in the United States and certain other countries where the process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain.

   As of September 30, 1997, the Company has received regulatory approvals to market and sell the ForeRunner AED in 34 countries around the world. In order for the Company to market the ForeRunner AED and its related accessories in other foreign jurisdictions, the Company and its distributors and agents must obtain the required regulatory approvals and clearances. These regulations vary from country to country. There can be no assurance that the Company will obtain regulatory approvals in such countries in a timely manner, if at all, or that the Company will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


   Regulatory approvals may include significant limitations on the indicated uses for which the product may be marketed. In addition, the Company and its distributors are required to comply with various regulations regarding product quality and safety in order to maintain approvals. The Company's manufacturing processes are required to comply with the GMP regulations of the FDA. These regulations include design, testing, production, control, documentation and other requirements. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The Company's facilities and manufacturing processes, as well as those of certain of the Company's third party suppliers, are subject to periodic inspection by the FDA and other agencies. Failure to comply with these and other applicable regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, delays in or refusal of additional product approvals, withdrawal of existing approvals and criminal prosecution.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

   In 1995, Physio-Control International Corporation ("Physio-Control"), a competitor of the Company, filed a lawsuit in Washington state court alleging trade secret misappropriation and tortious interference with business relations against the Company and five of its employees and their spouses in connection with development of the ForeRunner AED. These employees were founders of Heartstream and former employees of Physio-Control. The complaint included related allegations that the five employees breached proprietary information agreements with Physio-Control. The Company filed counterclaims against Physio-Control. In a separate case, in January 1997, the Company filed a lawsuit in U.S. Federal District Court in Seattle against Physio-Control for infringement of a patent relating to the Company's defibrillator self-test technology. Physio-Control filed a counterclaim charging infringement of one of its patents by the Company.

   In October 1997, the Company and Physio-Control reached a mutually satisfactory settlement of all outstanding litigation between the companies. As a result of the settlement, all court actions filed by each company against the other have been dismissed with prejudice, along with all counterclaims. The effect of the settlement is not expected to have a material adverse effect on the Company's business or financial position.

Item 2.  Changes in Securities and Use of Proceeds

  The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of securities under the Company's Registration Statement on Form S-1 (No. 33-99908), which was declared effective on January 31, 1996 (CUSIP number 421963109). The information provided is for the period from January 31, 1996 through September 30, 1997:

       Use of Proceeds                                              Amount
       ---------------                                              ------
       Construction of plant, building and facilities            $         0
       Purchase and installation of machinery and equipment      $ 1,766,000
       Purchase of real estate                                   $         0
       Acquisition of other business(es)                         $         0
       Repayment of indebtedness                                 $   589,000
       Working capital                                           $25,728,764

   All amounts represent estimates of direct or indirect payments of amounts to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, and to affiliates of the Company. These amounts do not represent a material change in the use of proceeds described in the offering prospectus.

       Temporary Investments                                        Amount
       ---------------------                                        ------
       Cash and cash equivalents                                 $13,304,000
       Securities                                                $ 8,491,891


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                10.9A Amendment No. 1 to Employment Letter Agreement dated April 3, 1997 between the Registrant and Alan J. Levy
                11.1    Computation of Net Loss Per Share
                27.1    Financial Data Schedule


           (b)  Reports on Form 8-K
                None.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HEARTSTREAM, INC.
                                    (Registrant)



Date       November 6, 1997         /s/ Gary Onn
     ----------------------------   ---------------------------------
                                    Gary Onn
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               HEARTSTREAM, INC.

                               INDEX TO EXHIBITS

Exhibit No.
-----------
10.9A   Amendment No. 1 to Employment Letter Agreement dated April 3, 1997 between the Registrant and Alan J. Levy
11.1    Computation of Net Loss Per Share
27.1    Financial Data Schedule

                                       19